Form 10-Q
period 2026-03-31
Columbia Financial, Inc./MD/
filed 2026-06-09
CIK 2115119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-294103

Columbia Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	42-1991301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
19-01 Route 208 North
Fair Lawn, New Jersey	07410
(Address of principal executive offices)	(Zip Code)

(800) 522-4167
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of June 9, 2026, there were 100 shares of the Registrant's common stock outstanding, all of which were held by Columbia Financial, Inc., a Delaware corporation.

EXPLANATORY NOTE

Columbia Financial, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for Columbia Bank as part of the second-step conversion of Columbia Bank MHC. As of March 31, 2026, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities and had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, the Quarterly Report for the quarter ended March 31, 2026, as amended, of Columbia Financial, Inc., a Delaware corporation, the current stock holding company for Columbia Bank, is attached as Exhibit 99.1 to this Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Not applicable. Please see the “Explanatory Note.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable. Please see the “Explanatory Note.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable. Please see the “Explanatory Note.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable. Please see the “Explanatory Note.”

Item 1A. Risk Factors

Not applicable. Please see the “Explanatory Note.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. Please see the “Explanatory Note.”

Item 3. Defaults Upon Senior Securities

Not applicable. Please see the “Explanatory Note.”

Item 4. Mine Safety Disclosures

Not applicable. Please see the “Explanatory Note.”

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Columbia Financial, Inc, a Maryland corporation (1)

3.2	Bylaws of Columbia Financial, Inc, a Maryland corporation (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Quarterly Report on Form 10-Q/A of Columbia Financial, Inc., a Delaware corporation, for the Quarter Ended March 31, 2026

(1) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-294103), as amended, initially filed by Columbia Financial, Inc., a Maryland corporation, on March 6, 2026.
(2) Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-294103), as amended, initially filed by Columbia Financial, Inc., a Maryland corporation, on March 6, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	June 9, 2026	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 9, 2026	/s/Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)