Form 10-Q
period 2026-06-30
Columbia Financial, Inc./MD/
filed 2026-08-07
CIK 2115119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-43410

Columbia Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	42-1991301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
19-01 Route 208 North
Fair Lawn, New Jersey	07410
(Address of principal executive offices)	(Zip Code)

(800) 522-4167
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CLBK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

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
☐ Yes ☒ No

As of August 5, 2026, there were 269,545,135 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share, as a result of the completion of the previously announced second-step conversion offering and acquisition of Northfield Bancorp, Inc. on July 20, 2026.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)

Cash and due from banks	$1,089,479	$340,695
Short-term investments	112	111
Total cash and cash equivalents	1,089,591	340,806

Debt securities available for sale, at fair value	1,259,489	1,122,017
Debt securities held to maturity, at amortized cost (fair value of $362,292 and $367,289 at June 30, 2026 and December 31, 2025, respectively)	393,576	396,233
Equity securities, at fair value	5,820	6,802
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	81,849	64,604

Loans receivable	8,493,610	8,292,010
Less: allowance for credit losses	71,065	67,201
Loans receivable, net	8,422,545	8,224,809

Accrued interest receivable	42,372	41,490
Office properties and equipment, net	82,796	82,985
Bank-owned life insurance ("BOLI")	285,184	283,094
Goodwill and intangible assets	119,074	120,302
Other real estate owned	5,923	—
Other assets	384,986	335,651
Total assets	$12,173,205	$11,018,793

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$9,502,065	$8,444,079
Borrowings	1,218,452	1,183,472
Advance payments by borrowers for taxes and insurance	51,068	45,792
Accrued expenses and other liabilities	205,410	184,722
Total liabilities	10,976,995	9,858,065

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 131,799,539 shares issued and 104,055,967 shares outstanding at June 30, 2026, and 131,624,028 shares issued and 103,984,649 shares outstanding at December 31, 2025	1,318	1,316
Additional paid-in capital	811,340	806,581
Retained earnings	961,302	933,717
Accumulated other comprehensive loss	(71,978)	(75,972)
Treasury stock, at cost; 27,743,572 shares at June 30, 2026 and 27,639,379 shares at December 31, 2025	(478,144)	(476,133)
Common stock held by the Employee Stock Ownership Plan	(26,809)	(27,935)
Stock held by Rabbi Trust	(3,446)	(3,479)
Deferred compensation obligations	2,627	2,633
Total stockholders' equity	1,196,210	1,160,728
Total liabilities and stockholders' equity	$12,173,205	$11,018,793

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:	(Unaudited)
Loans receivable	$103,340	$99,646	$205,492	$194,756
Debt securities available for sale and equity securities	11,315	10,301	21,538	20,043
Debt securities held to maturity	2,851	2,922	5,607	5,733
Federal funds and interest-earning deposits	3,307	2,443	5,687	5,301
Federal Home Loan Bank and Federal Reserve Bank stock dividends	1,438	1,179	2,798	2,821
Total interest income	122,251	116,491	241,122	228,654
Interest expense:
Deposits	46,135	49,344	92,446	99,489
Borrowings	13,198	13,444	25,367	25,137
Total interest expense	59,333	62,788	117,813	124,626

Net interest income	62,918	53,703	123,309	104,028

Provision for credit losses	4,312	2,468	5,268	5,401

Net interest income after provision for credit losses	58,606	51,235	118,041	98,627

Non-interest income:
Demand deposit account fees	2,091	2,015	4,137	3,903
Bank-owned life insurance	2,741	1,990	4,914	3,849
Title insurance fees	829	861	1,487	1,507
Loan fees and service charges	1,791	1,744	2,985	2,800
Gain on securities transactions	—	336	—	336
Change in fair value of equity securities	182	272	(982)	580
Gain (loss) on sale of loans	755	(15)	775	500
Gain on sale of other real estate owned	—	281	—	281
Other non-interest income	2,441	2,689	4,261	4,888
Total non-interest income	10,830	10,173	17,577	18,644

Non-interest expense:
Compensation and employee benefits	31,965	28,933	63,062	57,516
Occupancy	6,782	5,968	13,579	12,153
Federal deposit insurance premiums	1,827	1,739	3,412	3,619
Advertising	665	563	1,313	1,094
Professional fees	2,224	3,519	3,618	6,034
Data processing and software expenses	4,966	4,103	9,618	8,164
Merger-related expenses	819	—	2,642	—
Other non-interest expense, net	169	81	(340)	171
Total non-interest expense	49,417	44,906	96,904	88,751

Income before income tax expense	20,019	16,502	38,714	28,520

Income tax expense	5,533	4,197	11,129	7,315

Net Income	$14,486	$12,305	$27,585	$21,205

Earnings per share-basic	$0.14	$0.12	$0.27	$0.21
Earnings per share-diluted	$0.14	$0.12	$0.27	$0.21
Weighted average shares outstanding-basic	101,367,978	101,985,784	101,317,739	101,898,636
Weighted average shares outstanding-diluted	101,946,380	101,985,784	101,708,284	101,898,636

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)

Net income	$14,486	$12,305	$27,585	$21,205

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities available for sale	(2,860)	4,250	(6,360)	15,715
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	4	4	9	(6)
Reclassification adjustment for gain included in net income	—	243	—	243
	(2,856)	4,497	(6,351)	15,952

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,403	(1,190)	2,949	(3,331)
	1,403	(1,190)	2,949	(3,331)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(22)	(25)	(45)	(48)
Reclassification adjustment of actuarial net gain included in net income	—	17	—	33
Change in funded status of retirement obligations	7,410	2,647	7,441	2,658
	7,388	2,639	7,396	2,643

Total other comprehensive income	5,935	5,946	3,994	15,264

Total comprehensive income, net of tax	$20,421	$18,251	$31,579	$36,469

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2026	$1,318	$807,981	$946,816	$(77,913)	$(476,233)	$(27,375)	$(3,517)	$2,645	$1,173,722
Net income	—	—	14,486	—	—	—	—	—	14,486
Other comprehensive income	—	—	—	5,935	—	—	—	—	5,935
Stock based compensation	—	1,152	—	—	—	—	—	—	1,152
Exercise of stock options (75,189 shares)	—	(99)	—	—	—	—	—	—	(99)
Restricted stock forfeitures (91,885 shares)	—	1,771	—	—	(1,771)	—	—	—	—
Repurchase shares for taxes (6,549 shares)	—	—	—	—	(126)	—	—	—	(126)
Excise tax on net stock repurchases	—	—	—	—	(14)	—	—	—	(14)
Employee Stock Ownership Plan shares committed to be released	—	535	—	—	—	566	—	—	1,101
Funding of deferred compensation obligations	—	—	—	—	—	—	71	(18)	53
Balance at June 30, 2026	$1,318	$811,340	$961,302	$(71,978)	$(478,144)	$(26,809)	$(3,446)	$2,627	$1,196,210

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended June 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at March 31, 2025	$1,316	$801,349	$890,851	$(101,050)	$(461,536)	$(29,647)	$(3,371)	$2,431	$1,100,343
Net income	—	—	12,305	—	—	—	—	—	12,305
Other comprehensive income	—	—	—	5,946	—	—	—	—	5,946
Stock based compensation	—	1,330	—	—	—	—	—	—	1,330
Restricted stock forfeitures (424 shares)	—	6	—	—	(6)	—	—	—	—
Repurchase shares for taxes (3,339 shares)	—	—	—	—	(49)	—	—	—	(49)
Excise tax benefit on net stock repurchases	—	—	—	—	3	—	—	—	3
Employee Stock Ownership Plan shares committed to be released	—	238	—	—	—	567	—	—	805
Funding of deferred compensation obligations	—	—	—	—	—	—	(74)	99	25
Balance at June 30, 2025	$1,316	$802,923	$903,156	$(95,104)	$(461,588)	$(29,080)	$(3,445)	$2,530	$1,120,708

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Six Months Ended June 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2025	$1,316	$806,581	$933,717	$(75,972)	$(476,133)	$(27,935)	$(3,479)	$2,633	$1,160,728
Net income	—	—	27,585	—	—	—	—	—	27,585
Other comprehensive income	—	—	—	3,994	—	—	—	—	3,994
Issuance of common stock allocated to restricted stock award grants (160,302 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	2,186	—	—	—	—	—	—	2,186
Exercise of stock options (128,874 shares)	—	(133)	—	—	—	—	—	—	(133)
Restricted stock forfeitures (92,001 shares)	—	1,773	—	—	(1,773)	—	—	—	—
Repurchase shares for taxes (12,102 shares)	—	—	—	—	(229)	—	—	—	(229)
Excise tax on net stock repurchases	—	—	—	—	(9)				(9)
Employee Stock Ownership Plan shares committed to be released	—	935	—	—	—	1,126	—	—	2,061
Funding of deferred compensation obligations	—	—	—	—	—	—	33	(6)	27
Balance at June 30, 2026	$1,318	$811,340	$961,302	$(71,978)	$(478,144)	$(26,809)	$(3,446)	$2,627	$1,196,210

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Six Months Ended June 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376
Net income	—	—	21,205	—	—	—	—	—	21,205
Other comprehensive income	—	—	—	15,264	—	—	—	—	15,264
Issuance of common stock allocated to restricted stock award grants (209,256 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	2,460	—	—	—	—	—	—	2,460
Restricted stock forfeitures (29,480 shares)	—	436	—	—	(436)	—	—	—	—
Repurchase shares for taxes (11,824 shares)	—	—	—	—	(179)	—	—	—	(179)
Excise tax benefit on net stock repurchases	—	—	—	—	7	—	—	—	7
Employee Stock Ownership Plan shares committed to be released	—	547	—	—	—	1,127	—	—	1,674
Funding of deferred compensation obligations	—	—	—	—	—	—	(190)	91	(99)
Balance at June 30, 2025	$1,316	$802,923	$903,156	$(95,104)	$(461,588)	$(29,080)	$(3,445)	$2,530	$1,120,708

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$27,585	$21,205
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	3,631	2,941
Net amortization (accretion) of premiums and discounts on securities	(1,808)	(1,915)
Net amortization of mortgage servicing rights	106	98
Amortization of intangible assets	1,122	1,031
Depreciation and amortization of office properties and equipment	4,639	4,218
Amortization of operating lease right-of-use assets	2,111	1,995
Provision for credit losses	5,268	5,401
Gain on securities transactions	—	(336)
Change in fair value of equity securities	982	(580)
Gain on securitizations	—	(70)
Gain on sale of loans, net	(775)	(430)
Gain on disposal of office properties and equipment, net	—	(18)
Deferred tax (benefit) expense	—	(5,818)
Increase in accrued interest receivable	(882)	(778)
Gain on sale of other real estate owned	—	(281)
(Increase) decrease in other assets	(41,663)	810
Increase (decrease) in accrued expenses and other liabilities	23,401	(14,599)
Income on bank-owned life insurance	(4,914)	(3,849)
Employee stock ownership plan expense	2,061	1,674
Stock based compensation	2,186	2,460
Decrease (increase) in deferred compensation obligations under Rabbi Trust	27	(99)
Net cash provided by operating activities	23,077	13,060

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	—	15,656
Proceeds from paydowns/maturities/calls of debt securities available for sale	108,072	102,847
Proceeds from paydowns/maturities/calls of debt securities held to maturity	22,810	24,869
Purchases of debt securities available for sale	(252,884)	(118,767)
Purchases of debt securities held to maturity	(19,516)	(33,369)
Proceeds from sales of loans held-for-sale	13,333	20,525
Purchases of loans receivable	—	(150,882)
Net increase in loans receivable	(225,116)	(138,878)
Proceeds from bank-owned life insurance death benefit	2,824	—
Proceeds from redemptions of Federal Home Loan Bank stock	18,340	19,574
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(35,585)	(27,850)
Proceeds from sales of office properties and equipment	—	18
Additions to office properties and equipment	(4,450)	(4,622)
Proceeds from sales of other real estate owned	—	1,615
Net cash used in investing activities	$(372,172)	$(289,264)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2026	2025
	(In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$1,057,986	$39,334
Proceeds from long-term borrowings	40,000	130,000
Payments on long-term borrowings	(55,000)	(60,000)
Net increase in short-term borrowings	49,980	121,978
Increase in advance payments by borrowers for taxes and insurance	5,276	4,072
Exercise of stock options	(133)	—
Repurchase of shares for taxes	(229)	(179)
Net cash provided by financing activities	$1,097,880	$235,205

Net increase (decrease) in cash and cash equivalents	$748,785	$(40,999)

Cash and cash equivalents at beginning of year	340,806	289,223
Cash and cash equivalents at end of period	$1,089,591	$248,224

Cash paid during the period for:
Interest on deposits and borrowings	$117,271	$124,241
Income tax payments, net of refunds	$6,263	$73

Non-cash investing and financing activities:
Transfer of loans receivable to other real estate owned	$5,923	$—
Transfer of loans receivable to loans held-for-sale	$12,558	$20,149
Securitization of loans	$—	$7,207
Excise tax (benefit) on net stock repurchases	$9	$(7)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

Columbia Financial, Inc. (the “Company”) is a Maryland corporation that was incorporated in January 2026 to be the successor to Columbia Financial, Inc., a Delaware corporation (“Columbia Financial-Delaware”), upon completion of the second-step conversion of Columbia Bank (the “Bank” or “Columbia”)) from the two-tier mutual holding company structure to the stock holding company structure. Columbia Bank MHC was the former mutual holding company for Columbia Financial-Delaware prior to completion of the second-step conversion. In conjunction with the second-step conversion, Columbia Bank MHC merged into Columbia Financial-Delaware (and ceased to exist), and Columbia Financial-Delaware merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on July 20, 2026, at which time the Company sold, for gross proceeds of $1.7 billion, a total of 167,236,353 shares of common stock at $10.00 per share, including 5,017,091 shares purchased by the Bank’s employee stock ownership plan. As part of the second-step conversion, each of the existing outstanding shares of Columbia Financial-Delaware common stock owned by persons other than Columbia Bank MHC was converted into 2.2000 of a share of Company common stock.

In addition, on July 20, 2026, the Company completed its acquisition of Northfield Bancorp, Inc. (“Northfield”). In connection with the completion of the Northfield acquisition, each share of Northfield common stock was converted into the right to receive either $14.25 in cash or 1.425 shares of Company common stock, or a combination thereof, subject to the elections made and proration procedures, for an aggregate transaction value of $580.3 million. The final aggregate merger consideration at closing was comprised of 70% Company common stock and 30% cash. Cash in lieu of fractional shares was paid at a rate of $10.00 per share.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” and “our” used for periods prior to the completion of the second-step conversion refer to Columbia Financial-Delaware and, for periods after the completion of the second-step conversion, to the Company, in each case including its consolidated subsidiaries.

    The accompanying consolidated financial statements include the accounts of the Company, Columbia, and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, Columbia Insurance Services Inc., and 19-01 Community Development Corporation, (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

Because the second-step conversion and the Company’s acquisition of Northfield had not been completed by June 30, 2026, all financial, share amounts and other information presented in this Quarterly Report on Form 10-Q are derived from the consolidated financial statements of Columbia Financial-Delaware. As a result, the Company’s financial condition and results of operations as of June 30, 2026 do not reflect the impact of the second-step conversion or the acquisition of Northfield.

    In preparing the interim unaudited consolidated financial statements, management is required to make estimates, significant judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Material estimates that involve significant judgments and assumptions that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits. These estimates, significant judgments and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate.

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

    The interim unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and U.S. generally accepted accounting principles (“GAAP”). Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC.

    These unaudited consolidated financial statements should be read in conjunction with Columbia Financial-Delaware's Annual Report on Form 10-K for the year ended December 31, 2025, and the audited consolidated financial statements included therein.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

2.        Earnings per Share

    Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes treasury stock, unallocated employee stock ownership plan shares that have not been committed for release and deferred compensation obligations required to be settled in shares of Company stock.

    Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)

Net income	$14,486	$12,305	$27,585	$21,205
Shares:
Weighted average shares outstanding - basic	101,367,978	101,985,784	101,317,739	101,898,636
Weighted average diluted shares outstanding	578,402	—	390,545	—
Weighted average shares outstanding - diluted	101,946,380	101,985,784	101,708,284	101,898,636
Earnings per share:
Basic	$0.14	$0.12	$0.27	$0.21
Diluted	$0.14	$0.12	$0.27	$0.21

    During the three and six months ended June 30, 2026 and 2025, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 1,073,014 and 4,127,891 and 1,190,772 and 3,710,618, respectively.

3.    Stock Repurchase Program

On September 8, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. During the three and six months ended June 30, 2026, there were no repurchases made by the Company as the program was paused to comply with legal, regulatory, and market regulations related to the pending second-step conversion and acquisition of Northfield. During the three and six months ended June 30, 2025, there was no outstanding stock repurchase program. Repurchased shares are held as treasury stock and are available for general corporate purposes. Under current federal regulations, subject to limited exceptions, we may not repurchase shares of our common stock during the first year following the completion of our second-step conversion, which was completed on July 20, 2026.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

4.    Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the so-called gross-up approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026 (and interim periods within) with early adoption permitted. The Company adopted this guidance as of January 1, 2026 and it did not have a significant impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Topic ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated information about certain income statement line items in a tabular format in the notes to the consolidated financial statements. This update is effective for financial statements issued for fiscal years beginning after December 15, 2026, with early adoption in the interim period permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements. As it is only disclosure related, this ASU is not expected to have a significant impact on the consolidated financial statements.

5.    Debt Securities Available for Sale

    Debt securities available for sale at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$404,896	$902	$(1,739)	$404,059
Mortgage-backed securities and collateralized mortgage obligations	878,621	817	(82,335)	797,103
Municipal obligations	1,975	—	(6)	1,969
Corporate debt securities	60,725	329	(4,696)	56,358
	$1,346,217	$2,048	$(88,776)	$1,259,489

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$393,875	$4,595	$—	$398,470
Mortgage-backed securities and collateralized mortgage obligations	732,393	1,646	(79,066)	654,973
Municipal obligations	1,975	—	(14)	1,961
Corporate debt securities	71,976	314	(5,677)	66,613
	$1,200,219	$6,555	$(84,757)	$1,122,017

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.    Debt Securities Available for Sale (continued)

The amortized cost and fair value of debt securities available for sale at June 30, 2026, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2026
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$101,015	$101,182
More than one year to five years	308,210	305,060
More than five years to ten years	58,371	56,144
	$467,596	$462,386
Mortgage-backed securities and collateralized mortgage obligations	878,621	797,103
	$1,346,217	$1,259,489
Mortgage-backed securities and collateralized mortgage obligations totaling $878.6 million at amortized cost, and $797.1 million at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and six months ended June 30, 2026, there were no sales of debt securities available for sale. During the three months ended June 30, 2026, there was one call of a debt security available for sale totaling $1.3 million, and maturities of debt securities available for sale totaling $20.0 million. During the six months ended June 30, 2026, there were calls of debt securities available for sale totaling $6.3 million, and maturities of debt securities available for sale totaling $55.0 million.

During the three and six months ended June 30, 2025, proceeds from the sale of debt securities available for sale totaled $15.7 million, resulting in gross gains of $336,000 and no gross losses. There were no calls and there were maturities totaling $28.5 million during the three months ended June 30, 2025. During the six months ended June 30, 2025, there was one partial call of a debt security available for sale totaling $756,000 and maturities totaling $28.5 million.

Debt securities available for sale having a carrying value of $510.1 million and $478.5 million, at June 30, 2026 and December 31, 2025, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2026 and December 31, 2025 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$205,504	$(1,739)	$—	$—	$205,504	$(1,739)
Mortgage-backed securities and collateralized mortgage obligations	242,027	(2,263)	434,601	(80,072)	676,628	(82,335)
Municipal obligations	1,544	(6)	—	—	1,544	(6)
Corporate debt securities	4,000	—	46,529	(4,696)	50,529	(4,696)
	$453,075	$(4,008)	$481,130	$(84,768)	$934,205	$(88,776)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.    Debt Securities Available for Sale (continued)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations	$27,710	$(57)	$456,562	$(79,009)	$484,272	$(79,066)
Municipal obligations	1,536	(14)	—	—	1,536	(14)
Corporate debt securities	3,996	(4)	56,802	(5,673)	60,798	(5,677)
	$33,242	$(75)	$513,364	$(84,682)	$546,606	$(84,757)

The number of securities in an unrealized loss position at June 30, 2026 totaled 186, compared with 128 at December 31, 2025. All temporarily impaired securities were investment grade as of June 30, 2026 and December 31, 2025.

For available for sale securities, the Company assesses whether a loss is from credit or other factors and considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost, a credit loss would be recorded through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis.

There was no activity in the allowance for credit losses on debt securities available for sale during the three and six months ended June 30, 2026 and 2025.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $5.7 million and $5.2 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

6.    Debt Securities Held to Maturity

    Debt securities held to maturity at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$29,998	$—	$(3,410)	$—	$26,588
Mortgage-backed securities and collateralized mortgage obligations	363,578	269	(28,143)	—	335,704
	$393,576	$269	$(31,553)	$—	$362,292

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Held to Maturity (continued)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,872	$—	$(3,321)	$—	$41,551
Mortgage-backed securities and collateralized mortgage obligations	351,361	699	(26,322)	—	325,738
	$396,233	$699	$(29,643)	$—	$367,289

The amortized cost and fair value of debt securities held to maturity at June 30, 2026, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	June 30, 2026
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$19,998	$18,612
More than ten years	10,000	7,976
	29,998	26,588
Mortgage-backed securities and collateralized mortgage obligations	363,578	335,704
	$393,576	$362,292

Mortgage-backed securities and collateralized mortgage obligations totaling $363.6 million at amortized cost and $335.7 million at fair value at June 30, 2026, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three months ended June 30, 2026 and 2025 there were no sales, calls or maturities of debt securities held to maturity. During the six months ended June 30, 2026, there were no sales or calls of debt securities held to maturity. There was one maturity of a debt security held to maturity totaling $14.9 million. There were no sales, calls or maturities during the six months ended June 30, 2025.

    Debt securities held to maturity having a carrying value of $237.1 million and $242.2 million, at June 30, 2026 and December 31, 2025, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at June 30, 2026 and December 31, 2025 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.    Debt Securities Held to Maturity (continued)

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$26,589	$(3,410)	$26,589	$(3,410)
Mortgage-backed securities and collateralized mortgage obligations	32,487	(265)	283,138	(27,878)	315,625	(28,143)
	$32,487	$(265)	$309,727	$(31,288)	$342,214	$(31,553)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$41,552	$(3,321)	$41,552	$(3,321)
Mortgage-backed securities and collateralized mortgage obligations	1,659	(1)	290,237	(26,321)	291,896	(26,322)
	$1,659	$(1)	$331,789	$(29,642)	$333,448	$(29,643)

    The number of securities in an unrealized loss position at June 30, 2026 totaled 103, compared with 101 at December 31, 2025. All temporarily impaired securities were investment grade as of June 30, 2026 and December 31, 2025.

For held to maturity securities, management measures expected credit losses on a collective basis by major security type. All of the mortgage-backed securities are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and, therefore, the expectation of non-payment is zero and the Company is not required to estimate an allowance for credit losses on these securities under the CECL standard. All of these securities reflect a credit quality rating of AAA by Moody's Investors Service.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $978,000 and $948,000 at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

7.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at June 30, 2026 and December 31, 2025 was $5.8 million and $6.8 million, respectively.

    The Company recorded a net increase/(decrease) in the fair value of equity securities of $182,000 and $272,000, and $(982,000) and $580,000 respectively, during the three and six months ended June 30, 2026 and 2025, respectively, as a component of non-interest income.

    During the three and six months ended June 30, 2026 and 2025, there were no sales of equity securities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses

Loans receivable at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Real estate loans:
One-to-four family	$2,518,768	$2,558,252
Multifamily	1,768,395	1,677,613
Commercial real estate	2,573,823	2,513,260
Construction	502,609	469,438
Commercial business loans	831,030	766,792
Consumer loans:
Home equity loans and advances	248,141	255,126
Other consumer loans	2,851	2,895
Total gross loans	8,445,617	8,243,376
Purchased credit deteriorated ("PCD") loans	9,828	10,442
Net deferred loan costs, fees and purchased premiums and discounts	38,165	38,192
Loans receivable	$8,493,610	$8,292,010

    The Company had no loans held-for-sale at June 30, 2026 and December 31, 2025. During the three months ended June 30, 2026, the Company sold $2.1 million and $9.0 million of construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $755,000 and no gross losses. During the six months ended June 30, 2026, the Company sold $4.1 million and $9.2 million of construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $775,000 and no gross losses.

During the three months ended June 30, 2025, the Company sold $5.1 million and $2.8 million of one-to-four family real estate loans and construction loans, respectively, resulting in gross gains of $13,000 and gross losses of $98,000. During the six months ended June 30, 2025, the Company sold $10.4 million, $4.7 million, and $5.5 million of one-to-four family real estate loans, construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $528,000 and gross losses of $98,000.

During the three and six months ended June 30, 2026, the Company did not purchase any loans. During the three and six months ended June 30, 2025, the Company purchased $130.9 million in equipment finance loans, included in commercial business loans, from a third party. During the six months ended June 30, 2025, $20.0 million in construction loan participations were also purchased from a third party.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three months ended June 30, 2025 the Company exchanged $7.2 million of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $70,000 and no gross losses.

At June 30, 2026 and December 31, 2025, the carrying value of loans serviced by the Company for investors was $472.2 million and $494.8 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at June 30, 2026 and December 31, 2025:

	June 30, 2026
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$12,717	$9,145	$6,216	$28,078	$10,836	$2,490,690	$2,518,768
Multifamily	1,409	—	10,595	12,004	—	1,756,391	1,768,395
Commercial real estate	7,174	—	3,653	10,827	16,935	2,562,996	2,573,823
Construction	—	—	—	—	—	502,609	502,609
Commercial business loans	440	627	7,437	8,504	14,728	822,526	831,030
Consumer loans:
Home equity loans and advances	672	240	194	1,106	489	247,035	248,141
Other consumer loans	2	—	—	2	—	2,849	2,851
Total gross loans	$22,414	$10,012	$28,095	$60,521	$42,988	$8,385,096	$8,445,617

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$13,886	$5,652	$4,545	$24,083	$9,787	$2,534,169	$2,558,252
Multifamily	2,083	10,595	300	12,978	—	1,664,635	1,677,613
Commercial real estate	8,072	320	4,827	13,219	5,766	2,500,041	2,513,260
Construction	—	—	5,923	5,923	5,923	463,515	469,438
Commercial business loans	11,990	1,408	11,005	24,403	15,281	742,389	766,792
Consumer loans:
Home equity loans and advances	566	175	1,018	1,759	1,243	253,367	255,126
Other consumer loans	1	3	—	4	—	2,891	2,895
Total gross loans	$36,598	$18,153	$27,618	$82,369	$38,000	$8,161,007	$8,243,376

The Company considers a loan to be delinquent when we have not received a payment within 30 days of its contractual due date, or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of the past due status. Non-accruing loans are returned to accrual status after there has been a sustained period of repayment performance and both principal and interest are deemed collectible. The Company identifies loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans for which management may have concerns about collectability.

At June 30, 2026 and December 31, 2025, non-accrual loans totaled $43.0 million and $38.0 million, respectively. Included in non-accrual loans at June 30, 2026 and December 31, 2025, are 47 and 38 loans totaling $14.9 million and $10.4 million, respectively, which are less than 90 days in arrears.

At June 30, 2026 and December 31, 2025, there were no loans past due 90 days or more still accruing interest.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

PCD loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans were initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for credit losses. Loans acquired in a business combination are recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, which have experienced a more than insignificant deterioration in credit quality since origination, to be classified as PCD loans.

At June 30, 2026 and December 31, 2025, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.0 million and $1.1 million, respectively, PCD loans acquired in the Freehold Bank acquisition totaled $36,000 and $44,000, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $8.1 million and $8.3 million, respectively. PCD loans acquired in conjunction with the purchase of equipment finance loans purchased in 2025, totaled $626,000 and $1.0 million, respectively, at June 30, 2026 and December 31, 2025, and charge-offs related to these purchased loans totaled $3.2 million during the year ended December 31, 2025.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure. At June 30, 2026 the Company held one mixed use property with both commercial space and apartments, with a carrying value of $5.9 million in other real estate owned that was acquired through foreclosure in March 2026. At December 31, 2025, the Company held no real estate owned. At June 30, 2026, we had seven residential mortgage loans with carrying values totaling $2.3 million and three home equity loans with carrying values totaling $120,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2025, we had nine residential mortgage loans with carrying values totaling $2.5 million and four home equity loans with carrying value totaling $585,000, collateralized by residential real estate, which were in the process of foreclosure.

The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the "CECL" methodology. The loan portfolio segmentation includes seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $34.8 million at June 30, 2026 and $34.7 million at December 31, 2025, and is excluded from the estimate of credit losses.

The determination of the allowance for credit losses (“ACL”) on loans is considered a critical accounting estimate by management because of the high degree of judgment involved in determining qualitative loss factors, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment. The ACL is maintained at a level management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The ACL consists of two elements: (1) identification of loans that must be individually analyzed for impairment and (2) establishment of an ACL for loans collectively analyzed.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating losses based on the type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined, or sub-segments have been added as needed to ensure loans of similar risk profiles are appropriately pooled.

We maintain a loan review system that provides a periodic review of the loan portfolio and the identification of individually analyzed loans. The ACL for individually analyzed loans is based on the fair value of collateral or cash flows. While management uses current information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric, probability of default (“PD”) and loss given default (“LGD”) with distinct segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for the modeled cash flows, adjusted for model defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications.

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provides the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

relationship between the Company’s historical default and loss severity deviates from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using a single economic forecast of macroeconomic variables (i.e., unemployment, gross domestic product, vacancy, and home price index). This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model reverts to long-term average historical loss rates using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates.

After quantitative considerations, management applies additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative reserve. Qualitative adjustments include but are not limited to concentrations of large loan balances, delinquency trends, change in collateral values within segments, and other considerations.

The ACL is established through the provision for credit losses that are charged to income, which is based upon an evaluation of estimated losses in the current loan portfolio, including the evaluation of individually analyzed loans. Charge-offs against the ACL are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the ACL. Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.

Our financial results are affected by the changes in and the level of the ACL. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate ACL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizable loan losses in any particular period and/or significant changes in assumptions or economic conditions. We believe the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan credit losses at a level which is estimated to represent the current risk in its loan portfolio.

For our non-performing loans, the allowance is determined on an individual basis using the present value of expected cash flows, or for collateral dependent loans, the fair value of the collateral less estimated costs to sell. We continue to assess the collateral of loans and update our appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at June 30, 2026 and December 31, 2025:

	June 30, 2026
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	13,529	10,674	19,317	7,734	18,506	1,257	6	71,023
Loans acquired with deteriorated credit quality	4	—	29	—	9	—	—	42
Total	$13,533	$10,674	$19,346	$7,734	$18,515	$1,257	$6	$71,065

Total loans:
Individually analyzed loans	$13,067	$10,799	$6,463	$—	$12,882	$822	$—	$44,033
Collectively analyzed loans	2,505,701	1,757,596	2,567,360	502,609	818,148	247,319	2,851	8,401,584
Loans acquired with deteriorated credit quality	1,234	—	7,733	—	861	—	—	9,828
Total loans	$2,520,002	$1,768,395	$2,581,556	$502,609	$831,891	$248,141	$2,851	$8,455,445

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

	December 31, 2025
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	13,280	10,647	18,563	6,617	16,753	1,289	6	67,155
Loans acquired with deteriorated credit quality	3	—	29	—	14	—	—	46
Total	$13,283	$10,647	$18,592	$6,617	$16,767	$1,289	$6	$67,201

Total loans:
Individually analyzed loans	$10,988	$300	$5,492	$5,923	$13,658	$1,262	$—	$37,623
Collectively analyzed loans	2,547,264	1,677,313	2,507,768	463,515	753,134	253,864	2,895	8,205,753
Loans acquired with deteriorated credit quality	1,267	—	7,891	—	1,284	—	—	10,442
Total loans	$2,559,519	$1,677,613	$2,521,151	$469,438	$768,076	$255,126	$2,895	$8,253,818

     Modifications made to borrowers experiencing financial difficulty may include principal or interest forgiveness, forbearance, interest rate reductions, term extensions, or a combination of these events intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2026 and 2025. For the three months ended June 30, 2026 and 2025 the Company had no modifications in accordance with the ASU.

	For the Six Months Ended June 30, 2026
	Amortized Cost	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$1,094	$494	$600	0.13%
Total loans	$1,094	$494	$600	0.01%

	For the Six Months Ended June 30, 2025
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$5,445	$673	$2,000	$2,772	0.75%
Total loans	$5,445	$673	$2,000	$2,772	0.07%

The following tables describe the types of modifications of loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025:

For the Six Months Ended June 30, 2026
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 19 to 61 months

For the Six Months Ended June 30, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 12 to 60 months

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitment to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and six months ended June 30, 2026 and 2025.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$9,462	$—	$—	$—	$—	$9,462
Commercial business	9,881	—	—	—	797	10,678
Total loans	$19,343	$—	$—	$—	$797	$20,140

	December 31, 2025
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$12,328	$—	$—	$—	$—	$12,328
Commercial business	10,488	—	—	—	1,308	11,796
Total loans	$22,816	$—	$—	$—	$1,308	$24,124

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2026
Balance at beginning of period	$13,229	$10,128	$18,930	$7,968	$17,224	$1,276	$6	$68,761
Provision for (reversal of) credit losses	306	546	591	(234)	2,980	(27)	150	4,312
Recoveries	1	—	—	—	439	8	3	451
Charge-offs	(3)	—	(175)	—	(2,128)	—	(153)	(2,459)
Balance at end of period	$13,533	$10,674	$19,346	$7,734	$18,515	$1,257	$6	$71,065

2025
Balance at beginning of period	$12,870	$9,963	$17,412	$6,263	$14,257	$1,264	$5	$62,034
Initial allowance related to PCD loans	—	—	—	—	3,202	—	—	3,202
Provision for (reversal of) credit losses	75	34	1,548	(449)	1,201	6	53	2,468
Recoveries	1	—	—	1	96	7	2	107
Charge-offs	—	—	(42)	—	(3,248)	—	(54)	(3,344)
Balance at end of period	$12,946	$9,997	$18,918	$5,815	$15,508	$1,277	$6	$64,467

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Six Months Ended June 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2026
Balance at beginning of period	$13,283	$10,647	$18,592	$6,617	$16,767	$1,289	$6	$67,201
Provision for (reversal of) credit losses	251	27	929	1,117	2,769	(45)	220	5,268
Recoveries	2	—	—	—	1,107	13	12	1,134
Charge-offs	(3)	—	(175)	—	(2,128)	—	(232)	(2,538)
Balance at end of period	$13,533	$10,674	$19,346	$7,734	$18,515	$1,257	$6	$71,065

2025
Balance at beginning of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958
Initial allowance related to PCD loans	—	—	—	—	3,202	—	—	3,202
Provision for (reversal of) credit losses	(229)	455	3,067	(837)	3,074	(215)	86	5,401
Recoveries	2	—	1	2	193	40	3	241
Charge-offs	—	—	(119)	(53)	(4,073)	—	(90)	(4,335)
Balance at end of period	$12,946	$9,997	$18,918	$5,815	$15,508	$1,277	$6	$64,467

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at June 30, 2026 and December 31, 2025:

	At June 30, 2026
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$13,067	$13,071	$—
Multifamily	10,799	10,799	—
Commercial real estate	6,463	6,589	—
Commercial business loans	12,882	14,806	—
Consumer loans:
Home equity loans and advances	822	822	—
	44,033	46,087	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	13,067	13,071	—
Multifamily	10,799	10,799	—
Commercial real estate	6,463	6,589	—
Commercial business loans	12,882	14,806	—
Consumer loans:
Home equity loans and advances	822	822	—
Total loans	$44,033	$46,087	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

	At December 31, 2025
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$10,988	$10,992	$—
Multifamily	300	300	—
Commercial real estate	5,492	5,618	—
Construction	5,923	5,975	—
Commercial business loans	13,658	21,112	—
Consumer loans:
Home equity loans and advances	1,262	1,262	—
	37,623	45,259	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	10,988	10,992	—
Multifamily	300	300	—
Commercial real estate	5,492	5,618	—
Construction	5,923	5,975	—
Commercial business loans	13,658	21,112	—
Consumer loans:
Home equity loans and advances	1,262	1,262	—
	$37,623	$45,259	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$13,067	$21	$10,446	$—
Multifamily	10,799	—	2,040	—
Commercial real estate	6,463	4	6,119	9
Construction	—	—	5,913	—
Commercial business loans	12,882	21	8,177	—
Consumer loans:
Home equity loans and advances	822	4	659	—
Total loans	$44,033	$50	$33,354	$9

	For the Six Months Ended June 30,
	2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$12,374	$44	$10,020	$—
Multifamily	7,299	—	3,274	—
Commercial real estate	6,139	10	6,585	47
Construction	1,974	—	3,942	—
Commercial business loans	13,140	49	10,513	—
Consumer loans:
Home equity loans and advances	969	10	549	—
Total loans	$41,895	$113	$34,883	$47

Management prepares an analysis each quarter that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial business, etc.) and loan risk rating. The categorization of loans into risk categories is based upon relevant information about the borrower's ability to service their debt.
The Company utilizes a risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4w, with a rating established for loans with minimal risk. Loans rated 4w are watch loans, which may have a potential concern that warrants increased oversight and tracking by management. We enhanced our level of scrutiny and focus regarding documentation related to credit risk rating benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength and remaining loan term and borrower equity are also reviewed and are factored into determining the credit risk rating assigned to each loan. Loans that are deemed to be of “questionable quality” are rated 5 (Special Mention) or 6 (Substandard). Loans with adverse classifications are rated 7 (Doubtful) or 8 (Loss). The risk ratings are also confirmed through periodic loan review examinations which are currently performed by both an independent third-party and the Company's credit risk review department. Results from examinations are presented to the Audit Committee of the Board of Directors.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at June 30, 2026 and December 31, 2025:

	Loans by Year of Origination at June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$64,446	$93,628	$103,363	$142,374	$680,644	$1,421,406	$—	$—	$2,505,861
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	407	1,196	2,358	3,177	5,769	—	—	12,907
Total One-to-Four Family	64,446	94,035	104,559	144,732	683,821	1,427,175	—	—	2,518,768
Gross charge-offs	—	—	—	—	3	—	—	—	3

Multifamily
Pass	179,530	232,290	45,367	137,445	340,459	812,696	—	—	1,747,787
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,595	10,013	—	—	20,608
Total Multifamily	179,530	232,290	45,367	137,445	351,054	822,709	—	—	1,768,395
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	176,468	400,808	105,629	166,387	458,032	1,180,164	—	—	2,487,488
Special mention	—	—	—	—	3,766	9,089	—	—	12,855
Substandard	300	3,663	—	3,661	8,627	57,229	—	—	73,480
Total Commercial Real Estate	176,768	404,471	105,629	170,048	470,425	1,246,482	—	—	2,573,823
Gross charge-offs	—	—	—	—	—	175	—	—	175

Construction
Pass	51,281	136,465	133,530	99,262	45,730	—	—	—	466,268
Special mention	—	—	—	5,707	2,891	—	—	—	8,598
Substandard	—	—	—	21,536	6,207	—	—	—	27,743
Total Construction	51,281	136,465	133,530	126,505	54,828	—	—	—	502,609
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$100,875	$98,049	$134,027	$74,388	$45,994	$50,654	$291,215	$—	$795,202
Special mention	—	—	—	—	—	2,636	225	—	2,861
Substandard	2,146	1,737	3,078	642	1,744	8,448	15,172	—	32,967
Total Commercial Business Loans	103,021	99,786	137,105	75,030	47,738	61,738	306,612	—	831,030
Gross charge-offs	—	—	112	248	66	1,702	—	—	2,128

Home Equity Loans and Advances
Pass	10,940	17,483	11,376	9,578	14,338	76,944	27,986	78,721	247,366
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	49	241	133	352	—	775
Total Home Equity Loans and Advances	10,940	17,483	11,376	9,627	14,579	77,077	28,338	78,721	248,141
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,308	79	25	32	7	49	351	—	2,851
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,308	79	25	32	7	49	351	—	2,851
Gross charge-offs	—	18	54	25	73	62	—	—	232

Total Loans	588,294	984,609	537,591	663,419	1,622,452	3,635,230	335,301	78,721	8,445,617
Total gross charge-offs	$—	$18	$166	$273	$142	$1,939	$—	$—	$2,538

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$93,590	$104,411	$148,597	$705,476	$687,522	$807,680	$—	$—	$2,547,276
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,099	1,841	3,024	805	4,207	—	—	10,976
Total One-to-Four family	93,590	105,510	150,438	708,500	688,327	811,887	—	—	2,558,252
Gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily
Pass	233,695	32,267	135,839	345,763	316,250	562,566	—	—	1,626,380
Special mention	—	—	—	—	40,638	—	—	—	40,638
Substandard	—	—	—	10,595	—	—	—	—	10,595
Total Multifamily	233,695	32,267	135,839	356,358	356,888	562,566	—	—	1,677,613
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	410,896	113,417	173,838	459,278	357,327	923,667	—	—	2,438,423
Special mention	—	—	—	7,007	—	9,222	—	—	16,229
Substandard	3,692	—	350	12,258	1,486	40,822	—	—	58,608
Total Commercial Real Estate	414,588	113,417	174,188	478,543	358,813	973,711	—	—	2,513,260
Gross charge-offs	—	—	—	77	42	—	—	—	119

Construction
Pass	128,667	118,823	146,996	67,146	—	—	—	—	461,632
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,883	5,923	—	—	—	—	7,806
Total Construction	128,667	118,823	148,879	73,069	—	—	—	—	469,438
Gross charge-offs	$—	$—	$—	$53	$—	$—	$—	$—	$53

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$111,377	$142,106	$86,839	$58,117	$24,846	$41,814	$266,563	$—	$731,662
Special mention	—	—	—	—	—	44	100	—	144
Substandard	1,512	1,662	1,263	2,106	582	7,130	20,731	—	34,986
Total Commercial Business Loans	112,889	143,768	88,102	60,223	25,428	48,988	287,394	—	766,792
Gross charge-offs	295	634	926	2,097	753	2,182	—	—	6,887

Home Equity Loans and Advances
Pass	19,850	13,049	11,818	15,368	13,334	71,446	37,417	71,582	253,864
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	49	248	—	597	368	—	1,262
Total Home Equity Loans and Advances	19,850	13,049	11,867	15,616	13,334	72,043	37,785	71,582	255,126
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	2,381	37	49	24	—	50	354	—	2,895
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	2,381	37	49	24	—	50	354	—	2,895
Gross charge-offs	1	13	58	40	43	10	—	—	165

Total Loans	1,005,660	526,871	709,362	1,692,333	1,442,790	2,469,245	325,533	71,582	8,243,376
Total gross charge-offs	$296	$647	$984	$2,267	$838	$2,192	$—	$—	$7,224

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

8.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At June 30, 2026 and December 31, 2025, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $5.0 million and $3.9 million, respectively. The Company recorded a provision for (reversal of) credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income of $753,000 and $(712,000) and $1.0 million and $(244,000) during the three and six months ended June 30, 2026 and 2025, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$4,212	$4,289	$3,946	$3,821
Provision for (reversal of) credit losses	753	(712)	1,019	(244)
Balance at end of period	$4,965	$3,577	$4,965	$3,577

9.    Leases

    The Company leases real estate property for branches and office space. At June 30, 2026 and December 31, 2025, all of the Company's leases are classified as operating leases.

    The Company determines if an arrangement is a lease at inception. ASC Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. At both June 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 5.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.64% and 3.39%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and six months ended June 30, 2026 and 2025, operating and variable lease expenses totaled approximately $825,000 and $700,000 and $1.8 million and $1.6 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended June 30, 2026 and 2025. At June 30, 2026, the Company had no leases which had not yet commenced.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

9.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	June 30,	December 31,
	2026	2025
	(In thousands)

One year or less	$2,598	$4,658
After one year to two years	4,720	3,850
After two years to three years	4,168	3,283
After three years to four years	3,184	2,296
After four years to five years	2,039	1,149
Thereafter	3,856	2,953
Total undiscounted cash flows	20,565	18,189
Discount on cash flows	(1,849)	(1,666)
Total lease liability	$18,716	$16,523

10.    Deposits

    Deposits are summarized as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)

Non-interest-bearing demand	$1,555,833	$1,517,399
Interest-bearing demand	2,844,989	1,985,871
Money market accounts	1,409,504	1,465,028
Savings and club deposits	636,566	623,444
Certificates of deposit	3,055,173	2,852,337
Total deposits	$9,502,065	$8,444,079

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $865.6 million and $723.3 million at June 30, 2026 and December 31, 2025, respectively. Interest expense on deposits for the three months ended June 30, 2026 and 2025 totaled $46.1 million and $49.3 million, respectively. Interest expense on deposits for the six months ended June 30, 2026 and 2025 totaled $92.4 million and $99.5 million, respectively.

Within total deposits, brokered deposits totaled $44.4 million and $46.2 million at June 30, 2026 and December 31, 2025. The Company also offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits, which totaled $199.2 million and $262.1 million as of June 30, 2026 and December 31, 2025, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

10.    Deposits (continued)
Scheduled maturities of certificates of deposit accounts at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)

One year or less	$2,428,672	$2,468,641
After one year to two years	543,800	263,211
After two years to three years	48,929	86,017
After three years to four years	13,912	14,037
After four years	19,860	20,431
	$3,055,173	$2,852,337

11.    Stock Based Compensation

    At the Company's annual meeting of stockholders held on June 6, 2019, stockholders approved the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan") which provides for the issuance of up to 7,949,996 shares (2,271,427 restricted stock awards and 5,678,569 stock options) of common stock.

    At June 30, 2026 there were 139,293 shares remaining available for future restricted stock awards and 810,170 shares remaining available for future stock option grants under the 2019 Plan.

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods generally ranging from one year to three years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended June 30, 2026 and 2025, approximately $531,000 and $737,000, respectively, in expense was recognized in regard to these awards. During the six months ended June 30, 2026 and 2025, approximately $1.0 million and $1.4 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 411,040 non-vested restricted shares outstanding at June 30, 2026 is approximately $3.0 million over a weighted average period of 1.9 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and six months ended June 30, 2026 and 2025:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2026	438,894	$16.14
Grants	160,302	18.28
Vested	(59,684)	17.90
Forfeited	(116)	15.94
Non-vested at March 31, 2026	539,396	$16.81
Vested	(36,471)	15.94
Forfeited	(91,885)	15.91
Non-vested at June 30, 2026	411,040	$17.08

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2025	442,559	$16.59
Grants	209,256	16.04
Vested	(62,871)	17.79
Forfeited	(29,056)	16.18
Non-vested at March 31, 2025	559,888	$16.27
Vested	(19,730)	15.94
Forfeited	(424)	16.31
Non-vested at June 30, 2025	539,734	$16.28

On March 2, 2026 options to purchase 426,473 shares of Company common stock were awarded with a grant date fair value of $7.17 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $18.28, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years, risk-free rate of return of 3.72%, volatility of 32.97%, and a dividend yield of 0.00%.
On March 3, 2025 options to purchase 454,327 shares of Company common stock were awarded with a grant date fair value of $6.24 per option. Stock options granted under the 2019 Plan generally vest in equal installments over the service period of three years beginning one year from the date of grant. These stock options were granted at an exercise price of $16.23, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of approximately 10 years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of six years, risk-free rate of return of 4.02%, volatility of 31.10%, and a dividend yield of 0.00%.
The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Since the Company recently converted to a public company and does not have sufficient historical price data, the expected volatility is based on the historical daily stock prices of Company stock plus a peer group of similar entities based on factors such as industry, stage of life cycle, size and financial leverage. The Company has not paid any cash dividends on its common stock.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.    Stock Based Compensation (continued)

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended June 30, 2026 and 2025, approximately $626,000 and $598,000 in expense was recognized in regard to these awards. During the six months ended June 30, 2026 and 2025, approximately $1.2 million and $1.1 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 778,588 non-vested options outstanding at June 30, 2026 is $4.5 million over a weighted average period of 2.2 years.

The following is a summary of the Company's option activity during the three and six months ended June 30, 2026 and 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2026	4,025,715	$16.22	4.8	$—
Granted	426,473	18.28	—	—
Exercised	(53,685)	14.64	—	—
Expired	(56,335)	21.32	—	—
Forfeited	(1,014)	15.94	—	—
Outstanding, March 31, 2026	4,341,154	$16.37	5.2	$6,167,069
Exercised	(75,189)	15.66	—	—
Expired	(2,047)	17.86	—	—
Forfeited	(5,492)	18.28	—	—
Outstanding, June 30, 2026	4,258,426	$16.37	5.0	20,664,627
Options exercisable at June 30, 2026	3,479,838	$16.16	4.1	$17,664,427

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2025	3,757,032	$16.22	5.4	$574,569
Granted	454,327	16.23	—	—
Expired	(55,203)	15.74	—	—
Forfeited	(7,862)	16.16	—	—
Outstanding, March 31, 2025	4,148,294	$16.23	5.7	$—
Expired	(28,781)	16.01	—	—
Forfeited	(3,509)	16.30	—	—
Outstanding, June 30, 2025	4,116,004	$16.23	5.5	$—
Options exercisable at June 30, 2025	3,334,316	$16.16	4.6	$—
    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

    During the three and six months ended June 30, 2026, 75,189 and 128,874 options were exercised. There were no options exercised during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026, the aggregate intrinsic value of options exercised were approximately $329,000 and $430,000, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.    Stock Based Compensation (continued)

Phantom Stock Plan

On January 28, 2026, the Board of Directors of the Company adopted the Columbia Financial, Inc. 2026 Phantom Stock Plan (the “Phantom Stock Plan”). The purpose of the Phantom Stock Plan is to promote the long-term financial success of the Company by providing a means to attract, retain and reward individuals who contribute to the Company’s success and to further align their interests with those of the Company.

Under the terms of the Phantom Stock Plan, eligible employees and directors of the Company may be granted phantom stock units, which confer to the recipient the benefits of owning shares of the Company’s common stock without the actual ownership or transfer of shares. Each phantom stock unit entitles the participant to receive, upon the vesting of the phantom stock unit, a cash amount equal to the fair market value of a share of Company common stock as of the vesting date. “Fair market value” is defined as the last sale price reported on the Nasdaq Stock Market, or other national securities exchange on which shares of the Company’s common stock are traded, as of the vesting date (or, if the Company’s common stock is not listed on a national securities exchange on the vesting date, as otherwise determined by the Compensation Committee of the Company’s Board of Directors in accordance with the terms of the Phantom Stock Plan). Phantom stock units may be granted as performance awards, and awards under the Phantom Stock Plan are subject to the terms and conditions of the Company’s LTIP in effect for the applicable plan year.
The Phantom Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, which will have the discretion and authority to interpret the Phantom Stock Plan and make all determinations that may be necessary or advisable for the administration of the Phantom Stock Plan. The aggregate number of phantom stock units available for awards granted under the Phantom Stock Plan at any time for each plan year will be determined from time to time by the Compensation Committee based on the LTIP for the applicable plan year.

The Company granted 80,159 phantom stock units under the Phantom Stock Plan in March 2026 of which 78,004 remain outstanding at June 30, 2026. Phantom stock units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom stock units at June 30, 2026 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom stock units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. During the three and six months ended June 30, 2026, approximately $142,000 and $181,000 in expense was recognized in regard to these awards. The estimated future cash payments of these awards are presented as liabilities within Accrued expenses and other liabilities in the Consolidated Statement of Condition. As of June 30, 2026, there was $1.5 million of unrecognized compensation costs related to non-vested phantom stock units. That cost is expected to be recognized over a weighted average period of 2.6 years.

12.    Components of Net Periodic Benefit Cost

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans

    The Company maintains a single employer, tax-qualified defined benefit pension plan (the "Pension Plan") which covers full-time employees hired prior to October 1, 2018, that satisfied the Pension Plan's eligibility requirements. The benefits are based on years of service and the employee's average compensation for the highest five consecutive years of employment.

The Company's policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Components of Net Periodic Benefit Cost (continued)

prior service costs and credits that arise during the period. The assets of the plan are primarily invested in fixed income and equity funds.

The Company also maintains a Retirement Income Maintenance Plan (the "RIM Plan") which is a non-qualified defined benefit plan which provides benefits to all employees of the Company if their benefits under the Pension Plan are limited by Internal Revenue Code Sections 415 and 401(a)(17).

In addition, the Company provides certain health care and life insurance benefits to eligible retired employees under a Post-retirement Plan. The Company accrues the cost of retiree health care and other benefits during the employee's period of active service. Effective January 1, 2019, the Post-retirement Plan was closed to new hires.

The Company also provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement. Through its mergers, the Company recognized additional liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits post-retirement under the programs of certain other previously acquired banks.

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (continued)

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and six months ended June 30, 2026 and 2025, includes the following components:

	For the Three Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2026	2025	2026	2025	2026	2025	2026	2025	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$867	$1,017	$44	$52	$50	$51	$47	$57	Compensation and employee benefits
Interest cost	3,182	3,294	162	169	260	287	231	216	Other non-interest expense
Expected return on plan assets	(9,597)	(8,607)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	10	13	Other non-interest expense
Net loss	—	—	—	—	—	—	—	(22)	Other non-interest expense
Net periodic (income) benefit cost	$(5,548)	$(4,296)	$206	$221	$310	$338	$288	$264

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

12.    Components of Net Periodic Benefit Cost (continued)

	For the Six Months Ended June 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2026	2025	2026	2025	2026	2025	2026	2025	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$1,754	$2,034	$88	$104	$100	$102	$94	$114	Compensation and employee benefits
Interest cost	6,315	6,587	324	338	520	574	462	432	Other non-interest expense
Expected return on plan assets	(19,105)	(17,214)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	20	26	Other non-interest expense
Net loss	—	—	—	—	—	—	—	(44)	Other non-interest expense
Net periodic (income) benefit cost	$(11,036)	$(8,593)	$412	$442	$620	$676	$576	$528

For the three and six months ended June 30, 2026 and 2025, no contributions were made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and six months ended June 30, 2026 was calculated using the most recent available benefit valuations.

13.    Fair Value Measurements

    The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. Where quoted market values in an active market are not readily available, the Company utilizes various valuation techniques to estimate fair value.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access on the measurement date.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in markets that are active or not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require unobservable inputs that are both significant to the fair value measurement and unobservable (i.e., supported by minimal or no market activity). Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

    A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at June 30, 2026 and December 31, 2025.

Debt Securities Available for Sale, at Fair Value

    For debt securities available for sale, fair value was estimated using a market approach. The majority of these securities are fixed income instruments that are not quoted on an exchange but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations, matrix pricing and discounted cash flow pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to a benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. Discounted cash flows, a Level 3 input, is estimated by discounting the expected future cash flows using the current rates for securities with similar credit ratings and similar remaining maturities. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company may hold debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs. The Company classifies the estimated fair value of its loan portfolio as Level 3.

Equity Securities, at Fair Value

    The Company holds equity securities that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs. A trust preferred security that is not traded in an active market and Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock are considered Level 2 instruments. In addition, Level 2 instruments include Atlantic Community Bankers Bank ("ACCB") stock, which is based on redemption at par value and can only be sold to the issuing ACBB or another institution that holds ACBB stock.

Derivatives

    The Company records all derivatives included in other assets and liabilities on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. See note 15 for disclosures related to the accounting treatment for derivatives.

The fair value of the Company's derivatives is determined by using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	June 30, 2026
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$404,059	$404,059	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	797,103	—	797,103	—
Municipal obligations	1,969	—	425	1,544
Corporate debt securities	56,358	—	45,889	10,469
Total debt securities available for sale	1,259,489	404,059	843,417	12,013
Equity securities	5,820	5,485	335	—
Derivative assets	12,369	—	12,369	—
	$1,277,678	$409,544	$856,121	$12,013

Derivative liabilities	$11,455	$—	$11,455	$—

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$398,470	$398,470	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	654,973	—	654,973	—
Municipal obligations	1,961	—	425	1,536
Corporate debt securities	66,613	—	56,511	10,102
Total debt securities available for sale	1,122,017	398,470	711,909	11,638
Equity securities	6,802	6,471	331	—
Derivative assets	10,525	—	10,525	—
	$1,139,344	$404,941	$722,765	$11,638

Derivative liabilities	$13,503	$—	$13,503	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

The table below provides activity of assets reported as Level 3 during the three and six months ended June 30, 2026 and 2025:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets - December 31, 2025	$11,638
Change in fair value of Level 3 assets	(137)
Balance of recurring Level 3 assets - March 31, 2026	$11,501
Change in fair value of Level 3 assets	512
Balance of recurring Level 3 assets - June 30, 2026	$12,013

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets - December 31, 2024	$10,501
Change in fair value of Level 3 assets	(5)
Balance of recurring Level 3 assets - March 31, 2025	$10,496
Change in fair value of Level 3 assets	213
Balance of recurring Level 3 assets - June 30, 2025	$10,709

The fair value of investments placed in Level 3 is estimated by discounting the expected future cash flows using reasonably available current rates for comparable new issue securities with similar structure, including original maturity, call date, and assumptions about risk. Discounted cash flow estimated valuations are subsequently validated against comparable structures as an approximation of value.

Expected cash flows were projected based on contractual cash flows. At both June 30, 2026 and December 31, 2025, two private placement corporate debt securities classified as available for sale, and one private placement municipal obligation classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during the three and six months ended June 30, 2026 and 2025.

At June 30, 2026, private placement corporate debt security cash flows were discounted to a market yield and weighted average of 9.38%, and the cash flows for the private placement municipal obligation was discounted to a market yield and weighted average of 4.10%.

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at June 30, 2026 and December 31, 2025.

Individually Analyzed Collateral Dependent Loans/Impaired Loans

    The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For individually analyzed loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6% and 8%. For non-collateral dependent loans, management estimates fair value using discounted cash flows based on inputs that are largely unobservable. The Company classifies these loans as Level 3 within the fair value hierarchy.

Other Real Estate Owned

    Other real estate owned is initially recorded at the lower of the recorded investment in the loan at the time of foreclosure or at fair value, less estimated costs to sell, when acquired. Fair value is generally based on an independent appraisal which includes adjustments to comparable assets based on the appraisers' market knowledge and experience. Subsequent write-downs in the value of other real estate owned is recorded through expense as incurred. Other real estate owned is considered Level 3 within the fair value hierarchy.

Mortgage Servicing Rights, Net ("MSR's")

    Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is obtained through an analysis of future cash flows, incorporating assumptions that market participants would use in determining fair value including market discount rates, prepayments speeds, servicing income, servicing costs, default rates and other market driven data, including the market's perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant effect on this fair value estimate.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at June 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	June 30, 2026
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Other real estate owned	$5,923	$—	$—	$5,923
Mortgage servicing rights	2,285	—	—	2,285
	$8,208	$—	$—	$8,208

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$14,799	$—	$—	$14,799
Mortgage servicing rights	2,384	—	—	2,384
	$17,183	$—	$—	$17,183
The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Other real estate owned	$5,923	Appraisal	Discount for cost to sell (1)	8.0%	8.0%
Mortgage servicing rights	$2,285	Discounted cash flow	Prepayment speeds and discount rates (4)	5.2% - 27.4%	12.2%

	December 31, 2025
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$14,799	Appraisal / Other	Discount for cost to sell (2)	6.0% (3)	6.0% (3)
Mortgage servicing rights	$2,384	Discounted cash flow	Prepayment speeds and discount rates (4)	5.3% - 28.5%	13.0%

(1) Value based on management's estimate of selling costs including real estate brokerage commissions, title transfer and other fees.
(2) Value based on management's estimate of selling costs including real estate brokerage commissions, title transfer and other fees. Other includes accounts receivable aging or other collateral value.
(3) For real estate secured loans.
(4) Value of SBA servicing rights based on a discount rate of 13.75%.
Other Fair Value Disclosures

The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. A description of the valuation methodologies used for those assets and liabilities not recorded at fair value on a recurring or non-recurring basis are set forth below.

Cash and Cash Equivalents

    For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value due to their nature and short-term maturities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

Debt Securities Held to Maturity

    For debt securities held to maturity, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to compare securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to assess the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs within the fair value hierarchy.

Federal Home Loan Bank Stock ("FHLB") and Federal Reserve Bank ("FRB") Stock

    The fair value of FHLB stock is based on redemption at par value and can only be sold to the issuing FHLB, to other FHLBs, or to other member banks. The Bank is also a member of the Federal Reserve Bank of New York and is required to own a certain amount of FRB stock. As such, the Company's FHLB and FRB stocks are recorded at cost, or par value, and are evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company classifies the estimated fair value as Level 2 within the fair value hierarchy.

Loans Receivable

    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction, consumer, and other. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories.

The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company's current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.

    The fair value for significant non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

Deposits

    The fair value of deposits with no stated maturity, such as demand, money market, and savings and club deposits are payable on demand at each reporting date and classified as Level 2. The estimated fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated using the Company’s current rates offered for deposits with similar remaining maturities. The Company classifies the estimated fair value of its certificates of deposit portfolio as Level 2.

Borrowings

    The fair value of borrowings was estimated by discounting future cash flows using rates available for debt with similar terms and maturities and is classified by the Company as Level 2 within the fair value hierarchy.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

Commitments to Extend Credit and Letters of Credit

    The fair value of commitments to extend credit and letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value estimates of commitments to extend credit and letters of credit are deemed immaterial.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at June 30, 2026 and December 31, 2025:

	June 30, 2026
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,089,591	$1,089,591	$1,089,591	$—	$—
Debt securities available for sale	1,259,489	1,259,489	404,059	843,417	12,013
Debt securities held to maturity	393,576	362,292	—	362,292	—
Equity securities	5,820	5,820	5,485	335	—
Federal Home Loan Bank and Federal Reserve Bank stock	81,849	81,849	—	81,849	—
Loans receivable, net	8,422,545	8,174,336	—	—	8,174,336
Derivative assets	12,369	12,369	—	12,369	—

Financial liabilities:
Deposits	$9,502,065	$9,493,335	$—	$9,493,335	$—
Borrowings	1,218,452	1,217,913	—	1,217,913	—
Derivative liabilities	11,455	11,455	—	11,455	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

13.    Fair Value Measurements (continued)

	December 31, 2025
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$340,806	$340,806	$340,806	$—	$—
Debt securities available for sale	1,122,017	1,122,017	398,470	711,909	11,638
Debt securities held to maturity	396,233	367,289	—	367,289	—
Equity securities	6,802	6,802	6,471	331	—
Federal Home Loan Bank stock	64,604	64,604	—	64,604	—
Loans receivable, net	8,224,809	8,015,243	—	—	8,015,243
Derivative assets	10,525	10,525	—	10,525	—

Financial liabilities:
Deposits	$8,444,079	$8,444,260	$—	$8,444,260	$—
Borrowings	1,183,472	1,192,416	—	1,192,416	—
Derivative liabilities	13,503	13,503	—	13,503	—

Limitations

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because limited markets exist for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include goodwill and intangible assets, deferred tax assets and liabilities, office properties and equipment, and bank-owned life insurance.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(3,681)	$821	$(2,860)	$5,889	$(1,639)	$4,250
Accretion of unrealized gain on debt securities reclassified as held to maturity	6	(2)	4	6	(2)	4
Reclassification adjustment for gain included in net income	—	—	—	336	(93)	243
	(3,675)	819	(2,856)	6,231	(1,734)	4,497
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,938	(535)	1,403	(1,649)	459	(1,190)
	1,938	(535)	1,403	(1,649)	459	(1,190)

Employee benefit plans:
Amortization of prior service cost included in net income	(31)	9	(22)	(34)	9	(25)
Reclassification adjustment of actuarial net gain included in net income	1	(1)	—	23	(6)	17
Change in funded status of retirement obligations	10,300	(2,890)	7,410	3,668	(1,021)	2,647
	10,270	(2,882)	7,388	3,657	(1,018)	2,639
Total other comprehensive income (loss)	$8,533	$(2,598)	$5,935	$8,239	$(2,293)	$5,946

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Other Comprehensive Income (Loss) (continued)

	For the Six Months Ended June 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized (loss) gain on debt securities available for sale:	$(8,525)	$2,165	$(6,360)	$21,773	$(6,058)	$15,715
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	13	(4)	9	(8)	2	(6)
Reclassification adjustment for gain included in net income	—	—	—	336	(93)	243
	(8,512)	2,161	(6,351)	22,101	(6,149)	15,952
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	4,078	(1,129)	2,949	(4,616)	1,285	(3,331)
	4,078	(1,129)	2,949	(4,616)	1,285	(3,331)

Employee benefit plans:
Amortization of prior service cost included in net income	(62)	17	(45)	(67)	19	(48)
Reclassification adjustment of actuarial net gain included in net income	1	(1)	—	46	(13)	33
Change in funded status of retirement obligations	10,340	(2,899)	7,441	3,684	(1,026)	2,658
	10,279	(2,883)	7,396	3,663	(1,020)	2,643
Total other comprehensive income (loss)	$5,845	$(1,851)	$3,994	$21,148	$(5,884)	$15,264

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026				2025
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(60,303)	$(362)	$(17,248)	$(77,913)	$(72,068)	$(776)	$(28,206)	$(101,050)
Current period changes in other comprehensive income (loss)	(2,856)	1,403	7,388	5,935	4,497	(1,190)	2,639	5,946
Total other comprehensive income (loss)	$(63,159)	$1,041	$(9,860)	$(71,978)	$(67,571)	$(1,966)	$(25,567)	$(95,104)

	For the Six Months Ended June 30,
	2026				2025
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(56,808)	$(1,908)	$(17,256)	$(75,972)	$(83,523)	$1,365	$(28,210)	$(110,368)
Current period changes in other comprehensive income (loss)	(6,351)	2,949	7,396	3,994	15,952	(3,331)	2,643	15,264
Total other comprehensive income (loss)	$(63,159)	$1,041	$(9,860)	$(71,978)	$(67,571)	$(1,966)	$(25,567)	$(95,104)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

14.    Other Comprehensive Income (Loss) (continued)
The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and six months ended June 30, 2026 and 2025:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2026	2025
	(In thousands)

Reclassification adjustment for gain included in net income	$—	$336	Gain on securities transactions
Reclassification adjustment of actuarial net gain included in net income	1	23	Other non-interest expense
Total before tax	1	359
Income tax expense	(1)	(99)
Net of tax	$—	$260

	Accumulated Other Comprehensive Income (Loss) Components
	For the Six Months Ended June 30,		Affected Line Items in the Consolidated Statements of Income
	2026	2025

Reclassification adjustment for gain included in net income	$—	$336	Gain on securities transactions
Reclassification adjustment of actuarial net gain included in net income	1	46	Other non-interest expense
Total before tax	1	382
Income tax expense	(1)	(106)
Net of tax	$—	$276

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Derivatives and Hedging Activities

    The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. Certain derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

The Company generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exists between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recognized in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

The Company formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments. The Company also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in other comprehensive income (loss) and is (accreted) amortized to earnings over the remaining period of the former hedging relationship.

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk of exposure and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts. The risks associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third party. In addition, the Company executes interest rate swaps with third parties in order to hedge the interest rate risk of short-term FHLB advances.

    Interest Rate Swaps. At June 30, 2026 and December 31, 2025, the Company had 97 and 92 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $419.9 million and $387.2 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At June 30, 2026 and December 31, 2025, the Company had 32 and 33 interest rate swaps with notional amounts of $383.7 million and $393.7 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At June 30, 2026 and December 31, 2025, the Company had no interest rate fair value swaps. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

15.    Derivatives and Hedging Activities (continued)

Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three and six months ended June 30, 2026 and the three months ended June 30, 2025, the Company did not record hedge ineffectiveness associated with these contracts. For the six months ended June 30, 2025, hedge ineffectiveness associated with these contracts totaled approximately $24,000.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$1,645	Other Liabilities	$702
Interest rate products - non-designated hedges	Other Assets	10,724	Other Liabilities	10,753
Total derivative instruments		$12,369		$11,455

	December 31, 2025
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$276	Other Liabilities	$3,213
Interest rate products - non-designated hedges	Other Assets	10,249	Other Liabilities	10,290
Total derivative instruments		$10,525		$13,503

For the three months ended June 30, 2026 and 2025, net gains (losses) of $24,000 and $(102,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the six months ended June 30, 2026 and 2025, gains (losses) of $12,000 and $(198,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At June 30, 2026 and December 31, 2025, accrued interest (payable) receivable was $(184,000) and $13,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At June 30, 2026, the termination value of derivatives in a net asset position, which includes accrued interest, was $914,000. The Company normally has collateral posting thresholds with certain of its derivative counterparties, but as of June 30, 2026 had no required posted collateral against its obligations under these agreements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

16.    Segment Reporting

The Company's reportable segment is determined by the President, Chief Executive Officer ("CEO"), who is designated the chief operating decision maker ("CODM"), based upon information provided about the Company's products and services offered, which primarily consists of banking products. The segment is also distinguished by the level of information provided by the CODM, who uses such information to review the performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The CODM evaluates the financial performance of the Company's business components including revenue streams, significant expenses and budget to actual results in assessing the Company's segments, and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM utilizes consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with the monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenue in banking operations. Interest expense, provision for credit losses, and payroll provide the significant expenses in banking operations. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Condition. Our segment revenues and expenses are presented on the Consolidated Statements of Income.

17.    Revenue Recognition

The Company's revenue includes net interest income on financial instruments and non-interest income. Most of the Company's revenue is not within the scope of Accounting Standards Codification ASC Topic 606 which does not apply to revenue associated with financial instruments, including interest income on loans and securities, which comprise the majority of the Company's revenue. Revenue-generating activities that are within the scope of this guidance are components of non-interest income. These revenue streams can generally be classified as demand deposit account fees, title insurance fees, insurance agency income and other fees.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Non-interest income
In-scope of Topic 606:
Demand deposit account fees	$2,091	$2,015	$4,137	$3,903
Title insurance fees	829	861	1,487	1,507
Insurance agency income	211	88	497	154
Other non-interest income	1,681	1,547	3,332	3,103
Total in-scope non-interest income	4,812	4,511	9,453	8,667
Total out-of-scope non-interest income	6,018	5,662	8,124	9,977
Total non-interest income	$10,830	$10,173	$17,577	$18,644

Demand deposit account fees include monthly maintenance fees and service charges. These fees are generally derived as a result of either transaction-based or serviced-based services. The Company's performance obligation for these services is generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of the transaction or monthly.

Title insurance fees are generally recognized at the time the transaction closes or when the service is rendered.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

17.    Revenue Recognition (continued)

Columbia Insurance Services Inc. performs the function of an insurance intermediary, by introducing the policyholder and insurer for life and health, and property and casualty insurance, and is compensated by a commission fee for placement of an insurance policy. Commission and fees are generally recognized as of the effective date of the insurance policy. Commission revenues related to installment billings are recognized on the invoice date. Subsequent commission adjustments are recognized upon the receipt of notification from insurance companies concerning matters necessitating such adjustments.

Other non-interest income includes check printing fees, gift card fees, branch service fees, overdraft fees, account analysis fees, other deposit related fees, wealth management related fee income which includes annuity fees, brokerage commissions, and asset management fees. Wealth management related fee income represents fees earned from customers as consideration for asset management and investment advisory services provided by a third party. The Company's performance obligation is generally satisfied monthly, and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The Company does not earn performance-based incentives. The Company's performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at the time the transaction closes or when the service is rendered or a point in time when the service is completed.

Also included in other fees are debit card and ATM fees which are transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at time of transaction or monthly.

Out-of-scope non-interest income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees on loan level swaps, gains and losses on the sale of loans and securities, credit card interchange income, changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of ASC Topic 606.

18.    Subsequent Events

    The Company has evaluated events subsequent to June 30, 2026 and through the financial statement issuance date of August 7, 2026, and has concluded that, except as noted below, no material events occurred that would require disclosure.

Completion of Second-Step Conversion and Northfield Acquisition

On July 20, 2026, the Bank completed its second-step conversion from the two-tier mutual holding company structure to the stock holding company structure. In conjunction with the second-step conversion, Columbia Bank MHC merged into Columbia Financial-Delaware (and ceased to exist), and Columbia Financial-Delaware merged into the Company, with the Company as the surviving entity. In connection with the second-step conversion, on July 20, 2026, the Company sold, for gross proceeds of $1.7 billion, a total of 167,236,353 shares of common stock at $10.00 per share, including 5,017,091 shares purchased by the Bank’s employee stock ownership plan. As part of the second-step conversion, each of the existing outstanding shares of Columbia Financial-Delaware common stock owned by persons other than Columbia Bank MHC was converted into 2.2000 of a share of Company common stock.

In addition, on July 20, 2026, the Company completed its acquisition of Northfield. In connection with the completion of the Northfield acquisition, each share of Northfield common stock was converted into the right to receive either $14.25 in cash or 1.425 shares of Company common stock, or a combination thereof, subject to the elections made and proration procedures, for an aggregate transaction value of $580.3 million. The final aggregate merger consideration at closing was comprised of 70% Company common stock and 30% cash. Cash in lieu of fractional shares will be paid at a rate of $10.00 per share.

Declaration of Quarterly Cash Dividend

On July 30, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share to be paid on August 26, 2026, to stockholders of record as of August 12, 2026.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

    Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risk factors and uncertainties, including, but not limited to, those set forth in Item 1A of Columbia Financial-Delaware's Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by its subsequent Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, as well as its impact on fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in regulation and legislation impacting rent-regulation, including recent rent freezes and expanded tenant protections in New York City, changes in interest rates, higher inflation and their impact on national and local economic conditions, the Company's ability to successfully implement its business strategy, acquisitions and the integration of acquired businesses, the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts, the impact of changing political conditions or federal government shutdowns, the adequacy of loan loss reserves, the impact of legal, judicial and regulatory proceedings or investigations, competitive pressures from other financial institutions and financial services companies, credit risk management, asset-liability management, the financial and securities markets, the impact of failures or disruptions in or breaches of the Company's operational or security systems, data or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns, and the availability of and costs associated with sources of liquidity.

In addition, with respect to the Company’s acquisition of Northfield on July 20, 2026, such risks, uncertainties and assumptions, include, among others, the following: (i) the possibility that the anticipated benefits of the proposed transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the combined company operates; (ii) the possibility that the integration of the two companies may be more difficult, time-consuming or costly than expected; and (iii) the impact of purchase accounting with respect to the transaction, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks.

The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company also advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not have any obligation to update any forward-looking statements to reflect any subsequent events or circumstances after the date of this statement.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total assets increased $1.2 billion, or 10.5%, to $12.2 billion at June 30, 2026 from $11.0 billion at December 31, 2025. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $748.8 million, debt securities available for sale of $137.5 million, loans receivable, net, of $197.7 million, and other assets of $49.3 million.

Cash and cash equivalents increased $748.8 million, or 219.7%, to $1.1 billion at June 30, 2026 from $340.8 million at December 31, 2025. The increase was primarily attributable to proceeds raised through the Company's second-step conversion offering included in deposits, principal repayments on securities of $54.8 million, calls and maturities on securities of $76.1 million, and repayments on loans receivable, partially offset by purchases of securities of $272.4 million, and the origination of loans receivable of approximately $761.0 million.

Debt securities available for sale increased $137.5 million, or 12.3%, to $1.3 billion at June 30, 2026 from $1.1 billion at December 31, 2025. The increase was attributable to purchases of securities of $252.9 million, consisting primarily of U.S. government obligations and mortgage-backed securities, partially offset by an increase in the gross unrealized loss on securities of $8.5 million, calls and maturities on securities of $61.3 million, and repayments on securities of $46.8 million.

Loans receivable, net, increased $197.7 million, or 2.4%, to $8.4 billion at June 30, 2026 from $8.2 billion at December 31, 2025. Multifamily loans, commercial real estate loans, construction loans, and commercial business loans increased $90.8 million, $60.6 million, $33.2 million, and $64.2 million, respectively, partially offset by a decrease in one-to-four family real estate loans and home equity loans and advances of $39.5 million and $7.0 million, respectively. The allowance for credit losses for loans increased

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$3.9 million to $71.1 million at June 30, 2026 from $67.2 million at December 31, 2025, primarily due to loan growth during the six months ended June 30, 2026.

Other assets increased $49.3 million, or 14.7%, to $385.0 million at June 30, 2026 from $335.7 million at December 31, 2025 primarily due to an increase in net pension assets of $21.3 million and an increase in commercial real estate loans in process of $16.0 million.

Total liabilities increased $1.1 billion, or 11.4%, to $11.0 billion at June 30, 2026 from $9.9 billion at December 31, 2025. The increase was primarily attributable to an increase in total deposits of $1.1 billion, due to proceeds raised through the Company's second-step conversion offering included in deposits, an increase in borrowings of $35.0 million, and an increase in accrued expenses and other liabilities of $20.7 million. The increase in total deposits primarily consisted of increases in non-interest-bearing demand deposits, interest-bearing demand deposits, savings and club accounts, and certificates of deposits of $38.4 million, $859.1 million, $13.1 million and $202.8 million, respectively, partially offset by a decrease in money market accounts of $55.5 million. The increase in interest-bearing demand deposits was mainly attributable to proceeds raised through the Company's second-step conversion offering. The increase in accrued expenses and other liabilities related to an increase in outstanding checks and an increase in collateral pledged for interest rate swaps. The $35.0 million increase in borrowings was driven by a net increase in short-term borrowings of $50.0 million, coupled with new long-term borrowings of $40.0 million, offset by repayments of $55.0 million in maturing long-term borrowings.

Total stockholders’ equity increased $35.5 million, or 3.1%, with a balance of $1.2 billion at both June 30, 2026 and December 31, 2025, primarily attributable to net income of $27.6 million.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025

Net income of $14.5 million was recorded for the quarter ended June 30, 2026, an increase of $2.2 million compared to net income of $12.3 million for the quarter ended June 30, 2025. The increase in net income was primarily attributable to a $9.2 million increase in net interest income and a $657,000 increase in non-interest income, partially offset by a $1.8 million increase in provision for credit losses, $4.5 million increase in non-interest expense, and a $1.3 million increase in income tax expense.
Net interest income was $62.9 million for the quarter ended June 30, 2026, an increase of $9.2 million, or 17.2%, from $53.7 million for the quarter ended June 30, 2025. The increase in net interest income was primarily attributable to a $5.8 million increase in interest income and a $3.5 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields on loans, while the decrease in interest expense was primarily due to a decrease in costs on both deposits and borrowings. Prepayment penalties, which are included in interest income on loans, totaled $463,000 for the quarter ended June 30, 2026, compared to $615,000 for the quarter ended June 30, 2025.
The average yield on loans for the quarter ended June 30, 2026 increased 5 basis points to 5.01%, as compared to 4.96% for the quarter ended June 30, 2025. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the quarter ended June 30, 2026 decreased 5 basis points to 3.50%, as compared to 3.55% for the quarter ended June 30, 2025. The average yield on other interest-earning assets for the quarter ended June 30, 2026 decreased 83 basis points to 4.33%, as compared to 5.16% for the quarter ended June 30, 2025, mainly due to a 50 basis point decrease in the dividend rate received on Federal Home Loan Bank stock.
Total interest expense was $59.3 million for the quarter ended June 30, 2026, a decrease of $3.5 million, or 5.5%, from $62.8 million for the quarter ended June 30, 2025. The decrease in interest expense was primarily attributable to a 27 basis point decrease in the average cost of interest-bearing deposits coupled with a 34 basis point decrease in the average cost of borrowings, partially offset by increases in the average balance of interest-bearing deposits and borrowings. Interest expense on deposits decreased $3.2 million, or 6.5%, due to a slight decrease in the average cost of all deposit types, and to a lesser extent, the lower costing deposits held during the subscription phase of the Company's second-step conversion offering during the quarter ended June 30, 2026. Interest expense on borrowings decreased $246,000, or 1.8%, for the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025.
The Company's net interest margin for the quarter ended June 30, 2026 increased 25 basis points to 2.44% when compared to 2.19%, for the quarter ended June 30, 2025, mostly due to a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets decreased 1 basis point to 4.74% for the quarter ended June 30, 2026 as compared to 4.75% for the quarter ended June 30, 2025. The average cost of interest-bearing liabilities decreased 28 basis points to 2.90% for the quarter ended June 30, 2026 as compared to 3.18% for the quarter ended June 30, 2025.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for credit losses for the quarter ended June 30, 2026 was $4.3 million, an increase of $1.8 million, or 74.7%, from $2.5 million for the quarter ended June 30, 2025. The increase in the provision for credit losses was primarily attributable to an increase of $234.5 million in total gross loans.
Non-interest income was $10.8 million for the quarter ended June 30, 2026, an increase of $657,000, or 6.5%, from $10.2 million for the quarter ended June 30, 2025 mainly due to a $610,000 bank-owned life insurance death benefit in June 2026, and income related to the transition and exchange into higher yielding bank-owned life insurance policies.
Non-interest expense was $49.4 million for the quarter ended June 30, 2026, an increase of $4.5 million, or 10.0%, from $44.9 million for the quarter ended June 30, 2025. The increase was primarily attributable to an increase in compensation and employee benefits expense of $3.0 million, an increase in data processing and software expenses of $863,000, and an increase in merger-related expenses of $819,000, partially offset by a decrease of $1.3 million in professional fees. The increase in compensation and employee benefits expense was due to an increase in the number of employees and normal merit increases.
Income tax expense was $5.5 million for the quarter ended June 30, 2026, an increase of $1.3 million, as compared to income tax expense of $4.2 million for the quarter ended June 30, 2025, mainly due to higher pre-tax income. The Company's effective tax rate was 27.6% and 25.4% for the quarters ended June 30, 2026 and 2025, respectively. The increase in the 2026 effective tax rate was due to non-deductible merger-related expenses.
Comparison of Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025
Net income of $27.6 million was recorded for the six months ended June 30, 2026, an increase of $6.4 million, or 30.1%, compared to net income of $21.2 million for the six months ended June 30, 2025. The increase in net income was primarily attributable to a $19.3 million increase in net interest income, partially offset by a $1.1 million decrease in non-interest income, an $8.2 million increase in non-interest expense, and a $3.8 million increase in income tax expense.
Net interest income was $123.3 million for the six months ended June 30, 2026, an increase of $19.3 million, or 18.5%, from $104.0 million for the six months ended June 30, 2025. The increase in net interest income was primarily attributable to a $12.5 million increase in interest income and a $6.8 million decrease in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans coupled with an increase in the average yield on loans. Prepayment penalties, which are included in interest income on loans, totaled $714,000 for the six months ended June 30, 2026, compared to $872,000 for the six months ended June 30, 2025.
The average yield on loans for the six months ended June 30, 2026 increased 9 basis points to 5.01%, as compared to 4.92% for the six months ended June 30, 2025. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the six months ended June 30, 2026 decreased 6 basis points to 3.44%, as compared to 3.50% for the six months ended June 30, 2025. The average yield on other interest-earning assets for the six months ended June 30, 2026 decreased 98 basis points to 4.49%, as compared to 5.47% for the six months ended June 30, 2025, mainly due to a lower dividend rate received on Federal Home Loan Bank stock.
Total interest expense was $117.8 million for the six months ended June 30, 2026, a decrease of $6.8 million, or 5.5%, from $124.6 million for the six months ended June 30, 2025. The decrease in interest expense was primarily attributable to a 29 basis point decrease in the average cost of interest-bearing deposits coupled with a 33 basis point decrease in the average cost of borrowings. Interest expense on deposits decreased $7.0 million, or 7.1%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to a decrease in the average cost of deposits, while interest expense on borrowings increased $230,000, or 0.9%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to the increase in the average balance of borrowings.
The Company's net interest margin for the six months ended June 30, 2026 increased 28 basis points to 2.43% when compared to 2.15% for the six months ended June 30, 2025, due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 3 basis points to 4.75% for the six months ended June 30, 2026 as compared to 4.72% for the six months ended June 30, 2025. The average cost of interest-bearing liabilities decreased 28 basis points to 2.91% for the six months ended June 30, 2026 as compared to 3.19% for the six months ended June 30, 2025.
The provision for credit losses for the six months ended June 30, 2026 was $5.3 million, a decrease of $133,000, or 2.5% from $5.4 million for the six months ended June 30, 2025. The decrease in the provision for credit losses was primarily attributable to a decrease in net charge-offs, which totaled $1.4 million for the six months ended June 30, 2026 as compared to $4.1 million for the six months ended June 30, 2025.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-interest income was $17.6 million for the six months ended June 30, 2026, a decrease of $1.1 million, or 5.7%, from $18.6 million for the six months ended June 30, 2025. The decrease was primarily attributable to a change in fair value of equity securities of $1.6 million and a decrease in other non-interest income of $627,000, mainly due to interest rate swaps, partially offset by a $1.1 million increase in bank-owned life insurance partially attributable to a death benefit claim in June 2026, and income related to the transition and exchange into higher yielding bank-owed life insurance policies.
Non-interest expense was $96.9 million for the six months ended June 30, 2026, an increase of $8.2 million, or 9.2%, from $88.8 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in compensation and employee benefits expense of $5.5 million, an increase in occupancy expense of $1.4 million, an increase in data processing and software expenses of $1.5 million and an increase in merger-related expenses of $2.6 million, partially offset by a decrease of $2.4 million in professional fees. The increase in compensation and employee benefits expense was due to normal annual increases and an increase in the number of employees.
Income tax expense was $11.1 million for the six months ended June 30, 2026, an increase of $3.8 million, as compared to income tax expense of $7.3 million for the six months ended June 30, 2025, mainly due to an increase in pre-tax income. The Company's effective tax rate was 28.7% and 25.6% for the six months ended June 30, 2026 and 2025, respectively. The increase in the 2026 effective tax rate was due to non-deductible merger-related expenses.
Asset Quality

The Company's non-performing loans at June 30, 2026 totaled $43.0 million, or 0.51% of total gross loans, as compared to $38.0 million, or 0.46% of total gross loans, at December 31, 2025. The $5.0 million increase in non-performing loans was primarily attributable to an increase in non-performing one-to-four family loans of $1.0 million, and a $10.6 million commercial real estate loan on a six-story mixed use building, which includes apartments and commercial/storage space designated as non-performing during the 2026 period, partially offset by a decrease in non-performing commercial business loans of $1.1 million, and a decrease in non-performing construction loans of $5.9 million. The decrease in non-performing construction loans was due to one loan secured by a mixed use five-story building with both commercial space and apartments, being transferred to other real estate owned in March 2026. Non-performing assets as a percentage of total assets totaled 0.40% at June 30, 2026, as compared to 0.34% at December 31, 2025.
For the quarter ended June 30, 2026, net charge-offs totaled $2.0 million, as compared to net charge-offs of $3.2 million for the quarter ended June 30, 2025. For the six months ended June 30, 2026, net charge-offs totaled $1.4 million, as compared to net charge-offs of $4.1 million for the quarter ended June 30, 2025.
The Company's allowance for credit losses on loans was $71.1 million, or 0.84% of total gross loans, at June 30, 2026, compared to $67.2 million, or 0.82% of total gross loans, at December 31, 2025. The increase in the allowance for credit losses for loans was primarily due to an increase in the outstanding balance of loans.
Critical Accounting Policies
    The Company considers certain accounting policies to be critically important to the fair presentation of its Consolidated Statements of Financial Condition and Consolidated Statements of Income. These policies require management to make significant judgments and assumptions on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions, estimates and judgments applied, could have a material impact on its financial condition and results of operations. These assumptions, estimates and judgments we use can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

▪Adequacy of the allowance for credit losses
▪Valuation of deferred tax assets
▪Valuation of retirement and post-retirement benefits

The determination of the allowance for credit losses (“ACL”) on loans is considered a critical accounting estimate by management because of the high degree of judgment involved in determining qualitative loss factors, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment. The ACL is maintained at a level management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. The ACL consists of two elements: (1) identification of loans that must be individually analyzed for impairment and (2) establishment of an ACL for loans collectively analyzed.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating losses based on the type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segments have been added as needed to ensure loans of similar risk profiles are appropriately pooled.

We maintain a loan review system that provides a periodic review of the loan portfolio and the identification of individually analyzed loans. The ACL for individually analyzed loans is based on the fair value of collateral or cash flows. While management uses current information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating an econometric, probability of default (“PD”) and loss given default (“LGD”) with distinct segment-specific multi-variate regression models applied. Expected credit losses are estimated over the life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for the modeled cash flows, adjusted for model defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications.

Management estimates the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and its segment-specific peers provides the basis for the estimate of expected credit losses. Credit losses over a defined period are converted to PD rate curves through the use of segment-specific LGD risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviates from that of the wider industry. The historical PD curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.

Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using a single economic forecast of macroeconomic variables (i.e., unemployment, gross domestic product, vacancy, and home price index). This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model reverts to long-term average historical loss rates using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to long-term average historical loss rates.

After quantitative considerations, management applies additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative reserve. Qualitative adjustments include but are not limited to concentrations of large loan balances, delinquency trends, change in collateral values within segments, and other considerations.

The ACL is established through the provision for credit losses that are charged to income, which is based upon an evaluation of estimated losses in the current loan portfolio, including the evaluation of individually analyzed loans. Charge-offs against the ACL are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the ACL. Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.

Our financial results are affected by the changes in and the level of the ACL. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate ACL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizable loan losses in any particular period and/or significant changes in assumptions or economic condition. We believe the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases in interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Accordingly, we have recorded loan credit losses at a level which is estimated to represent the current risk in the loan portfolio.

Most of our non-performing assets are collateral dependent loans which are written down to the fair value of the collateral less estimated costs to sell. We continue to assess the collateral of these loans and obtain updated appraisals on these loans on an annual basis. To the extent the property values decline, there could be additional losses on these non-performing assets, which may be

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
material. Management considered these market conditions in deriving the estimated ACL. Should economic difficulties occur, the ultimate amount of loss could vary from our current estimate.

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and the benefits from certain state temporary differences. At June 30, 2026 and December 31, 2025, the Company's net deferred tax liabilities totaled approximately $17.2 million and $15.3 million, respectively. No valuation allowance was deemed necessary at both period end dates. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

    The Company provides certain health care and life insurance benefits, along with a split dollar BOLI death benefit, to eligible retired employees. The cost of retiree health care and other benefits during the employees' period of active service are accrued monthly. The accounting guidance requires the following: (a) recognize in the statement of financial position the over funded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligations; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the Company's fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income (loss), net of tax, the actuarial gain and losses and the prior service costs and credits that arise during the period. These assets and liabilities and expenses are based upon actuarial assumptions including interest rates, rates of increase in compensation, expected rate of return on plan assets and the length of time we will have to provide those benefits. Actual results may differ from these assumptions. These assumptions are reviewed and updated at least annually, and management believes the estimates are reasonable.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Qualitative Analysis. Interest rate risk is defined as the exposure of a Company's current and future earnings and capital arising from movements in market interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets, liabilities, earnings and capital.

    The Asset/Liability Committee meets regularly to review the impact of interest rate changes on net interest income, net interest margin, net income, and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

    The Company’s strategy for liabilities has been to maintain a stable funding base by focusing on core deposit accounts. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources.

    Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analysis captures changes in net interest income using flat rates as a base and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable changes. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its balance sheet and income simulation models regarding the interest rate sensitivity of deposits. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest-bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes.

    Assumptions used in the simulation model may include but are not limited to:

•Securities pricing from third parties;
•Loan pricing indications from third parties;
•Loan and depository spread assumptions based upon the Company's product offerings;
•Securities and borrowing spreads based upon third party indications; and
•Prepayment assumptions derived from the Company's actual results and third party surveys.

    Certain shortcomings are inherent in the methodologies used in the interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit repricing, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and repricing rates will approximate actual future asset prepayment and liability repricing activity.

    The table below sets forth an approximation of our interest rate exposure. Net interest income assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual.

    The table below sets forth, as of June 30, 2026, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+300	$293,286	$(5,184)	(1.74)%	$1,407,861	12.97%	(14.77)%
+200	296,594	(1,876)	(0.63)	1,500,654	13.52	(9.15)
+100	298,979	509	0.17	1,585,969	13.98	(3.99)
Base	298,470	—	—	1,651,848	14.24	—
-100	297,924	(546)	(0.18)	1,702,648	14.36	3.08
-200	299,431	961	0.32	1,727,329	14.24	4.57
-300	301,823	3,353	1.12	1,718,669	13.85	4.05

    As of June 30, 2026, based on the scenarios above, net interest income would decrease by approximately 0.63% if rates were to rise 200 basis points, and would increase by 0.32% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of June 30, 2026, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 9.15%. If rates were to decrease 200 basis points, the model forecasts a 4.57% increase in the NPV.

    Overall, our June 30, 2026 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

Liquidity Management and Capital Resources:

    Liquidity Management. Liquidity refers to the Company's ability to generate adequate amounts of cash to meet financial obligations of a short-term and long-term nature. Sources of funds consist of deposit inflows, loan repayments and maturities, maturities and sales of securities, and the ability to execute new borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of debt securities, and prepayments on loans and mortgage-backed securities are influenced by economic conditions, competition, and interest rate movements.

    The Company's cash flows are identified as cash flows from operating activities, investing activities and financing activities. Refer to the Consolidated Statements of Cash Flows for further details of the cash inflows and outflows of the Company.

    We mitigate liquidity risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale borrowings, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, taking into account operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

Our Asset/Liability Committee measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its quarterly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by our Asset/Liability Committee. In addition, the Risk Committee of our board of directors reviews liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. The potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need. As of June 30, 2026 and December 31, 2025, the Company had immediate access to approximately $2.3 billion and $3.1 billion, respectively, of funding from these sources, with additional unpledged loan collateral of approximately $3.6 billion and $3.0 billion, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Capital Resources. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulators, including a risk-based capital measure. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the Office of the Comptroller of the Currency (the "OCC") has similar requirements for the Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Statements of Financial Condition.
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of June 30, 2026 and December 31, 2025, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it is subject.

    The following tables present the Company's and Columbia Bank's actual capital amounts and ratios at June 30, 2026 and December 31, 2025 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At June 30, 2026:
Total capital (to risk-weighted assets)	$1,233,559	14.89%	$662,791	8.00%	$869,914	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,157,612	13.97	497,094	6.00	704,216	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,150,395	13.89	372,820	4.50	579,943	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,157,612	10.32	448,544	4.00	448,544	4.00	N/A	N/A

At December 31, 2025:
Total capital (to risk-weighted assets)	$1,196,057	14.92%	$641,506	8.00%	$841,976	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,125,002	14.03	481,129	6.00	681,600	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,117,785	13.94	360,847	4.50	561,317	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,125,002	10.27	438,061	4.00	438,061	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At June 30, 2026:
Total capital (to risk-weighted assets)	$1,168,426	14.11%	$662,443	8.00%	$869,456	10.50%	$828,053	10.00%
Tier 1 capital (to risk-weighted assets)	1,092,479	13.19	496,832	6.00	703,845	8.50	662,443	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,092,479	13.19	372,624	4.50	579,637	7.00	538,235	6.50
Tier 1 capital (to adjusted total assets)	1,092,479	9.75	448,424	4.00	448,424	4.00	560,530	5.00

At December 31, 2025:
Total capital (to risk-weighted assets)	$1,129,574	14.09%	$641,534	8.00%	$842,014	10.50%	$801,918	10.00%
Tier 1 capital (to risk-weighted assets)	1,058,519	13.20	481,151	6.00	681,630	8.50	641,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,058,519	13.20	360,863	4.50	561,342	7.00	521,247	6.50
Tier 1 capital (to adjusted total assets)	1,058,519	9.67	438,029	4.00	438,029	4.00	547,536	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Columbia Financial-Delaware's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 6, 2026. As of June 30, 2026, the risk factors of the Company have not materially changed from those disclosed in the Columbia Financial-Delaware's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended June 30, 2026:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	—	$—	—	926,696
May 1 - 31, 2026	95,482	19.25	—	926,696
June 1 - 30, 2026	2,952	20.08	—	926,696
Total	98,434	$19.28	—

(1) On September 8, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. During the three months ended June 30, 2026 there were no repurchases made by the Company as the program was paused to comply with legal, regulatory, and market regulations related to the pending second-step conversion and acquisition of Northfield.

(2) During the three months ended June 30, 2026, 91,885 shares were repurchased pursuant to forfeitures and 6,549 shares were repurchased for taxes related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Under current federal regulations, subject to limited exceptions, we may not repurchase shares of our common stock during the first year following the completion of our second-step conversion, which was consummated on July 20, 2026.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.     Exhibits

    The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

3.1	Articles of Incorporation of Columbia Financial, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-294103), as amended, initially filed by Columbia Financial, Inc., a Maryland corporation, on March 6, 2026.)

3.2	Bylaws of Columbia Financial, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-294103), as amended, initially filed by Columbia Financial, Inc., a Maryland corporation, on March 6, 2026.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

101. INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

**	Management contractor compensatory plan, contractor arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	August 7, 2026	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2026	/s/Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)