Form 10-Q
period 2026-09-30
Columbia Financial, Inc./MD/
filed 2026-11-09
CIK 2115119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
☐ Yes ☒ No

As of November 5, 2026, there were 269,547,962 shares issued and outstanding of the Registrant's common stock, par value $0.01 per share.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets	(Unaudited)

Cash and due from banks	$458,686	$340,695
Short-term investments	112	111
Total cash and cash equivalents	458,798	340,806

Debt securities available for sale, at fair value	2,816,204	1,122,017
Debt securities held to maturity, at amortized cost (fair value of $853,439 and $367,289 at September 30, 2026 and December 31, 2025, respectively)	912,183	396,233
Equity securities, at fair value	5,440	6,802
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	149,572	64,604
Loans held-for-sale, at fair value	211,410	—

Loans receivable	11,786,760	8,292,010
Less: allowance for credit losses	118,594	67,201
Loans receivable, net	11,668,166	8,224,809

Accrued interest receivable	67,735	41,490
Office properties and equipment, net	113,119	82,985
Bank-owned life insurance ("BOLI")	474,888	283,094
Goodwill and intangible assets	191,703	120,302
Other assets	493,275	335,651
Total assets	$17,562,493	$11,018,793

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$12,561,523	$8,444,079
Borrowings	1,496,279	1,183,472
Advance payments by borrowers for taxes and insurance	67,295	45,792
Accrued expenses and other liabilities	270,662	184,722
Total liabilities	14,395,759	9,858,065

Stockholders' equity:
Preferred stock, $0.01 par value. 100,000,000 shares authorized at September 30, 2026, and 10,000,000 shares authorized at December 31, 2025; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value. 750,000,000 shares authorized at September 30, 2026, and 500,000,000 shares authorized at December 31, 2025; 269,547,660 shares issued and outstanding at September 30, 2026, and 131,624,028 shares issued and 103,984,649 shares outstanding at December 31, 2025	2,695	1,316
Additional paid-in capital	2,372,745	806,581
Retained earnings	953,614	933,717
Accumulated other comprehensive loss	(85,550)	(75,972)
Treasury stock, at cost; 0 shares at September 30, 2026, and 27,639,379 shares at December 31, 2025	—	(476,133)
Common stock held by the Employee Stock Ownership Plan	(76,043)	(27,935)
Stock held by Rabbi Trust	(3,057)	(3,479)
Deferred compensation obligations	2,330	2,633
Total stockholders' equity	3,166,734	1,160,728
Total liabilities and stockholders' equity	$17,562,493	$11,018,793

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:	(Unaudited)
Loans receivable	$152,636	$103,792	$358,128	$298,548
Debt securities available for sale and equity securities	25,403	9,858	46,941	29,901
Debt securities held to maturity	4,879	2,886	10,486	8,619
Federal funds and interest-earning deposits	7,738	2,623	13,425	7,924
Federal Home Loan Bank and Federal Reserve Bank stock dividends	2,001	1,258	4,799	4,079
Total interest income	192,657	120,417	433,779	349,071
Interest expense:
Deposits	62,840	49,569	155,285	149,058
Borrowings	15,436	13,462	40,803	38,599
Total interest expense	78,276	63,031	196,088	187,657

Net interest income	114,381	57,386	237,691	161,414

Provision for credit losses	1,832	2,344	7,100	7,745

Net interest income after provision for credit losses	112,549	55,042	230,591	153,669

Non-interest (loss) income:
Demand deposit account fees	3,027	2,037	7,164	5,940
Bank-owned life insurance	3,768	2,133	8,682	5,982
Title insurance fees	714	684	2,201	2,191
Loan fees and service charges	1,103	1,570	4,088	4,370
(Loss) gain on securities transactions	(40,849)	—	(40,849)	336
Change in fair value of equity securities	(447)	714	(1,429)	1,294
(Loss) gain on sale of loans	(7,567)	401	(6,792)	901
Bargain purchase gain	25,689	—	25,689	—
(Loss) gain on sale of other real estate owned	(1,770)	—	(1,770)	281
Other non-interest income	2,424	2,328	6,685	7,216
Total non-interest (loss) income	(13,908)	9,867	3,669	28,511

Non-interest expense:
Compensation and employee benefits	43,462	29,248	106,524	86,764
Occupancy	8,663	6,055	22,242	18,208
Federal deposit insurance premiums	2,331	1,783	5,743	5,402
Advertising	915	512	2,228	1,606
Professional fees	2,377	2,590	5,995	8,624
Data processing and software expenses	5,748	4,457	15,366	12,621
Merger-related expenses	30,641	—	33,283	—
Loss on extinguishment of debt	196	—	196	—
Amortization of intangible assets	3,489	560	4,611	1,592
Other non-interest expense, net	(317)	(119)	(1,779)	(980)
Total non-interest expense	97,505	45,086	194,409	133,837

Income before income tax expense	1,136	19,823	39,851	48,343

Income tax (benefit) expense	(4,095)	4,955	7,034	12,270

Net Income	$5,231	$14,868	$32,817	$36,073

Earnings per share-basic	$0.02	$0.07	$0.14	$0.16
Earnings per share-diluted	$0.02	$0.07	$0.14	$0.16
Weighted average shares outstanding-basic (1)	250,984,115	224,468,686	232,335,137	224,275,297
Weighted average shares outstanding-diluted (1)	251,662,369	224,468,686	232,571,404	224,275,297

(1) Share and per share amounts related to periods prior to the date of conversion (July 20, 2026) have been adjusted to give retroactive recognition to the 2.2000 exchange ratio applied in second-step conversion (See Note 1).

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)

Net income	$5,231	$14,868	$32,817	$36,073

Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities available for sale	13,014	6,430	6,654	22,144
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	15	4	23	(1)
Reclassification adjustment for (loss) gain on debt securities available for sale included in net income	(28,595)	—	(28,595)	243
	(15,566)	6,434	(21,918)	22,386

Derivatives, net of tax:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	1,653	(26)	4,603	(3,357)
	1,653	(26)	4,603	(3,357)

Employee benefit plans, net of tax:
Amortization of prior service cost included in net income	(22)	(25)	(65)	(73)
Reclassification adjustment of actuarial net gain included in net income	—	17	1	50
Change in funded status of retirement obligations	363	(173)	7,801	2,485
	341	(181)	7,737	2,462

Total other comprehensive income (loss)	(13,572)	6,227	(9,578)	21,491

Total comprehensive income (loss), net of tax	$(8,341)	$21,095	$23,239	$57,564

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2026	$1,318	$811,340	$961,302	$(71,978)	$(478,144)	$(26,809)	$(3,446)	$2,627	$1,196,210
Net income	—	—	5,231	—	—	—	—	—	5,231
Other comprehensive income	—	—	—	(13,572)	—	—	—	—	(13,572)
Stock based compensation	—	1,096	—	—	—	—	—	—	1,096
Exercise of stock options (43,326 shares)	—	(29)	—	—	—	—	—	—	(29)
Restricted stock forfeitures (618 shares)	—	—	—	—	—	—	—	—	—
Employee Stock Ownership Plan shares committed to be released	—	866	—	—	—	937	—	—	1,803
Funding of deferred compensation obligations	—	—	—	—	—	—	389	(297)	92
Corporate reorganization:
Merger of Northfield Bancorp, Inc.	406	405,785	—	—	—	—	—	—	406,191
Exchange of common stock	(358)	358	—	—	—	—	—	—	—
Dissolution of Columbia Bank, MHC	(960)	947	—	—	—	—	—	—	(13)
Treasury stock retired	(277)	(477,867)	—	—	478,144	—	—	—	—
Proceeds of stock offering, net of costs	2,516	1,580,128	—	—	—	—	—	—	1,582,644
Purchase of common stock by ESOP	50	50,121	—	—	—	(50,171)	—	—	—
Cash dividends declared ($0.05 per common share)	—	—	(12,919)	—	—	—	—	—	(12,919)
Balance at September 30, 2026	$2,695	$2,372,745	$953,614	$(85,550)	$—	$(76,043)	$(3,057)	$2,330	$3,166,734

Share and per share amounts related to periods prior to the date of conversion (July 20, 2026) have been adjusted to give retroactive recognition to the 2.2000 exchange ratio applied in the second-step conversion (see Note 1)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Three Months Ended September 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at June 30, 2025	$1,316	$802,923	$903,156	$(95,104)	$(461,588)	$(29,080)	$(3,445)	$2,530	$1,120,708
Net income	—	—	14,868	—	—	—	—	—	14,868
Other comprehensive income	—	—	—	6,227	—	—	—	—	6,227
Stock based compensation	—	1,130	—	—	—	—	—	—	1,130
Purchase of treasury stock (404,500 shares)	—	—	—	—	(2,837)	—	—	—	(2,837)
Excise tax benefit on net stock repurchases	—	—	—	—	(28)	—	—	—	(28)
Employee Stock Ownership Plan shares committed to be released	—	281	—	—	—	572	—	—	853
Funding of deferred compensation obligations	—	—	—	—	—	—	30	9	39
Balance at September 30, 2025	$1,316	$804,334	$918,024	$(88,877)	$(464,453)	$(28,508)	$(3,415)	$2,539	$1,140,960

Share and per share amounts related to periods prior to the date of conversion (July 20, 2026) have been adjusted to give retroactive recognition to the 2.2000 exchange ratio applied in the second-step conversion (see Note 1)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Nine Months Ended September 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2025	$1,316	$806,581	$933,717	$(75,972)	$(476,133)	$(27,935)	$(3,479)	$2,633	$1,160,728
Net income	—	—	32,817	—	—	—	—	—	32,817
Other comprehensive income	—	—	—	(9,578)	—	—	—	—	(9,578)
Issuance of common stock allocated to restricted stock award grants (352,664 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	3,282	—	—	—	—	—	—	3,282
Exercise of stock options (326,848 shares)	—	(162)	—	—	—	—	—	—	(162)
Restricted stock forfeitures (203,020 shares)	—	1,773	—	—	(1,773)	—	—	—	—
Repurchase shares for taxes (26,624 shares)	—	—	—	—	(229)	—	—	—	(229)
Excise tax benefit on net stock repurchases	—	—	—	—	(9)				(9)
Employee Stock Ownership Plan shares committed to be released	—	1,801	—	—	—	2,063	—	—	3,864
Funding of deferred compensation obligations	—	—	—	—	—	—	422	(303)	119
Corporate reorganization:
Merger of Northfield Bancorp, Inc.	406	405,785	—	—	—	—	—	—	406,191
Dissolution of Columbia Bank MHC	(960)	947	—	—	—	—	—	—	(13)
Exchange of common stock	(358)	358	—	—	—	—	—	—	—
Treasury stock retired	(277)	(477,867)	—	—	478,144	—	—	—	—
Proceeds of stock offering, net of costs	2,516	1,580,128	—	—	—	—	—	—	1,582,644
Purchase of common stock by ESOP	50	50,121	—	—	—	(50,171)	—	—	—
Cash dividends declared ($0.05 per common share)	—	—	(12,920)	—	—	—	—	—	(12,920)
Balance at September 30, 2026	$2,695	$2,372,745	$953,614	$(85,550)	$—	$(76,043)	$(3,057)	$2,330	$3,166,734

Share and per share amounts related to periods prior to the date of conversion (July 20, 2026) have been adjusted to give retroactive recognition to the 2.2000 exchange ratio applied in the second-step conversion (see Note 1)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)
Nine Months Ended September 30, 2026 and 2025 (In thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held by the Employee Stock Ownership Plan	Stock Held by Rabbi Trust	Deferred Compensation Obligations	Total Stockholders' Equity

Balance at December 31, 2024	$1,314	$799,482	$881,951	$(110,368)	$(460,980)	$(30,207)	$(3,255)	$2,439	$1,080,376
Net income	—	—	36,073	—	—	—	—	—	36,073
Other comprehensive income	—	—	—	21,491	—	—	—	—	21,491
Issuance of common stock allocated to restricted stock award grants (460,363 shares)	2	(2)	—	—	—	—	—	—	—
Stock based compensation	—	3,590	—	—	—	—	—	—	3,590
Purchase of treasury stock (404,500 shares)	—	—	—	—	(2,837)	—	—	—	(2,837)
Restricted stock forfeitures (64,856 shares)	—	436	—	—	(436)	—	—	—	—
Repurchase shares for taxes (26,012 shares)	—	—	—	—	(179)	—	—	—	(179)
Excise tax benefit on net stock repurchases	—	—	—	—	(21)	—	—	—	(21)
Employee Stock Ownership Plan shares committed to be released	—	828	—	—	—	1,699	—	—	2,527
Funding of deferred compensation obligations	—	—	—	—	—	—	(160)	100	(60)
Balance at September 30, 2025	$1,316	$804,334	$918,024	$(88,877)	$(464,453)	$(28,508)	$(3,415)	$2,539	$1,140,960

Share and per share amounts related to periods prior to the date of conversion (July 20, 2026) have been adjusted to give retroactive recognition to the 2.2000 exchange ratio applied in the second-step conversion (see Note 1)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(In thousands, unaudited)
Cash flows from operating activities:
Net income	$32,817	$36,073
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs, fees and purchased premiums and discounts	(2,161)	4,756
Net accretion of premiums and discounts on securities	(3,632)	(2,835)
Net amortization of mortgage servicing rights and other intangible assets	247	158
Amortization of core deposit intangibles	4,520	1,592
Depreciation and amortization of office properties and equipment	7,574	6,399
Amortization of operating lease right-of-use assets	2,111	3,017
Loss on extinguishment of debt	196	—
Provision for credit losses	7,100	7,745
Loss (gain) on securities transactions	40,849	(336)
Change in fair value of equity securities	1,429	(1,294)
Gain on securitizations	—	(129)
Loss (gain) on sale of loans, net	6,792	(772)
Bargain purchase gain	(25,689)	—
Loss on disposal of office properties and equipment, net	152	18
Increase in accrued interest receivable	(11,710)	(1,866)
Loss (gain) on sale of other real estate owned	1,770	(281)
(Increase) decrease in other assets	(1,772)	364
Increase (decrease) in accrued expenses and other liabilities	13,201	(8,668)
Income on bank-owned life insurance	(8,682)	(5,982)
Employee stock ownership plan expense	3,864	2,527
Stock based compensation	3,282	3,590
Decrease (increase) in deferred compensation obligations under Rabbi Trust	119	(60)
Net cash provided by operating activities	72,377	44,016

Cash flows used in investing activities:
Proceeds from sales of debt securities available for sale	864,440	15,656
Proceeds from paydowns/maturities/calls of debt securities available for sale	204,080	156,702
Proceeds from paydowns/maturities/calls of debt securities held to maturity	28,023	28,108
Purchases of debt securities available for sale	(1,651,071)	(179,578)
Purchases of debt securities held to maturity	(542,818)	(33,369)
Proceeds from sales of loans held-for-sale	53,110	29,310
Purchases of loans receivable	—	(150,882)
Net increase in loans receivable	(274,120)	(253,555)
Proceeds from bank-owned life insurance death benefit	3,988	—
Proceeds from redemptions of Federal Home Loan Bank stock	35,180	26,653
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(86,265)	(34,529)
Proceeds from sales of office properties and equipment	19	—
Additions to office properties and equipment	(6,223)	(7,459)
Merger consideration Northfield Bancorp, Inc.	(174,082)	—
Net cash acquired in acquisition	75,992	—
Proceeds from sales of other real estate owned	4,153	1,615
Purchase of insurance agency book of business	—	(1,400)
Net cash used in investing activities	$(1,465,594)	$(402,728)

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2026	2025
	(In thousands, unaudited)

Cash flows from financing activities:
Net increase in deposits	$460,808	$144,172
Proceeds from long-term borrowings	44,475	155,333
Payments on long-term borrowings	(82,196)	(79,418)
Net (decrease) increase in short-term borrowings	(296,022)	106,968
Increase in advance payments by borrowers for taxes and insurance	(1,808)	(1,148)
Dividends paid	(12,919)	—
Net proceeds from sale of common stock	1,449,433	—
Purchase of common stock for ESOP	(50,171)	—
Exercise of stock options	(162)	—
Purchase of treasury stock	—	(2,837)
Repurchase of shares for taxes	(229)	(179)
Net cash provided by financing activities	$1,511,209	$322,891

Net increase (decrease) in cash and cash equivalents	$117,992	$(35,821)

Cash and cash equivalents at beginning of year	340,806	289,223
Cash and cash equivalents at end of period	$458,798	$253,402

Cash paid during the period for:
Interest on deposits and borrowings	$194,122	$187,582
Income tax payments, net of refunds	$13,560	$123

Non-cash investing and financing activities:
Transfer of loans receivable to loans held-for-sale	$271,312	$28,666
Transfer of loans receivable to other real estate owned	$5,923	$—
Securitization of loans	$—	$13,340
Excise tax (benefit) on net stock repurchases	$9	$21
Deposits utilized to purchase common stock	$183,382	$—
Acquisition of right-of-use assets	$28,514	$—

Acquisition:
Non-cash assets acquired:
Debt securities available for sale	$1,183,817	$—
Equity securities	67	—
Federal Home Loan Bank stock	33,883	—
Loans receivable	3,451,411	—
Accrued interest receivable	14,535	—
Office properties and equipment, net	31,656	—
Core deposit intangibles	76,167	—
Bank-owned life insurance	187,100	—
Other assets	137,928	—
Total non-cash assets acquired	$5,116,564	$—
Liabilities assumed:
Deposits	$3,840,018	$—
Borrowings	646,353	—
Advance payments by borrowers for taxes and insurance	23,311	—
Accrued expenses and other liabilities	76,912	—
Total liabilities assumed	$4,586,594	$—
Net assets acquired	$529,970	$—

Net cash and cash equivalents acquired in acquisition	$75,992	$—

See accompanying notes to unaudited consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.Basis of Financial Statement Presentation

Columbia Financial, Inc. (the “Company”) is a Maryland corporation that was incorporated in January 2026 as the successor to Columbia Financial, Inc., a Delaware corporation (“Columbia Financial-Delaware”) and the former mid-tier stock holding company for Columbia Bank ("the Bank") or ("Columbia"), upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure. Columbia Bank MHC was the former mutual holding company for Columbia Financial-Delaware prior to completion of the second-step conversion. In conjunction with the second-step conversion, Columbia Bank MHC merged into Columbia Financial-Delaware (and ceased to exist), and Columbia Financial-Delaware merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on July 20, 2026, at which time the Company sold, for gross proceeds of $1.7 billion, a total of 167,236,353 shares of common stock at $10.00 per share, including 5,017,091 shares purchased by the Bank’s employee stock ownership plan (the "ESOP"). As part of the second-step conversion, each of the existing outstanding shares of Columbia Financial-Delaware common stock owned by persons other than Columbia Bank MHC were converted into 2.2000 shares of Company common stock, and all historical share and per share information included in this report has been revised to reflect this exchange ratio.

The Company recognized direct stock offering costs of $39.5 million in conjunction with the transaction which reduced the net proceeds credited to capital. After adjusting for transaction costs and the value of the shares issued to the Bank's ESOP, the Company recognized a net increase in equity capital of $1.6 billion, of which $816.4 million was contributed to the Bank by the Company as additional investment in the Bank's common equity. Approximately $183.4 million of new capital proceeds were funded through withdrawals of existing customer deposits previously held at the Bank.

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

    The accompanying consolidated financial statements include the accounts of the Company, Columbia, and Columbia's wholly-owned subsidiaries, Columbia Investment Services, Inc., 1901 Residential Management Co. LLC, First Jersey Title Services, Inc., 1901 Commercial Management Co. LLC, Stewardship Realty LLC, Columbia Insurance Services Inc., 19-01 Community Development Corporation, NSB Services Corp. and NSB Realty Trust (collectively, the “Company”). In consolidation, all intercompany accounts and transactions are eliminated.

In preparing the interim unaudited consolidated financial statements, management is required to make estimates, significant judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the periods presented. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Material estimates that involve significant judgments and assumptions that are particularly susceptible to change are the determination of the adequacy of the allowance for credit losses, evaluation of the need for valuation allowances on deferred tax assets, fair values of assets acquired and liabilities assumed in a business combination, and a determination of liabilities related to retirement and other post-retirement benefits. These estimates, significant judgments and assumptions are evaluated on an ongoing basis and are adjusted when facts and circumstances dictate.

    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)

Net income	$5,231	$14,868	$32,817	$36,073
Shares:
Weighted average shares outstanding - basic	250,984,115	224,468,686	232,335,137	224,275,297
Weighted average diluted shares outstanding	678,254	—	236,267	—
Weighted average shares outstanding - diluted	251,662,369	224,468,686	232,571,404	224,275,297
Earnings per share:
Basic	$0.02	$0.07	$0.14	$0.16
Diluted	$0.02	$0.07	$0.14	$0.16

    During the three and nine months ended September 30, 2026 and 2025, the average number of stock options which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled 6,581,012 and 9,035,448 and 6,953,497 and 8,896,599, respectively.

3.        Acquisition

Northfield Bank

On July 20, 2026, the Company completed its acquisition of Northfield, whereby each share of Northfield common stock was converted into the right to receive either $14.25 in cash or 1.425 shares of Company common stock, or a combination thereof, subject to the elections made and proration procedures, for an aggregate transaction value of $580.3 million. The final aggregate merger consideration at closing was comprised of approximately 70% of Company common stock, or 40,720,930 shares, and approximately 30% cash, or $174.1 million. Cash in lieu of fractional shares was paid at a rate of $10.00 per share. Northfield's results of operations from July 21, 2026 through September 30, 2026 are included in the Company's consolidated results for the three and nine months ended September 30, 2026, but are not included in the Company's results of operations for the corresponding prior year periods.

Merger-related expenses are recorded in the Consolidated Statements of Income and are expensed as incurred. Direct acquisition and other charges incurred in connection with the Northfield acquisition totaled $30.6 million and $33.3 million during the three and nine months ended September 30, 2026.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
3.        Acquisition (continued)

The following table sets forth the assets acquired and liabilities assumed in the Northfield acquisition, at their estimated fair values as of the closing date of the transaction:

July 20, 2026
Assets acquired:	(in thousands)
Cash and cash equivalents	$75,992
Debt securities available for sale	1,183,817
Equity securities	67
Federal Home Loan Bank and Federal Reserve Bank stock	33,883
Loans receivable	3,451,411
Accrued interest receivable	14,535
Office properties and equipment, net	31,656
Bank-owned life insurance	187,100
Core deposit intangibles	76,167
Other assets	137,928
Total assets acquired	$5,192,556

Liabilities assumed:
Deposits	$3,840,018
Borrowings	646,353
Advance payments by borrowers for taxes and insurance	23,311
Accrued expenses and other liabilities	76,912
Total liabilities assumed	$4,586,594

Net assets acquired	$605,962
Fair market value of stock issued and cash consideration paid	580,273
Bargain purchase gain	$25,689

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. As the purchase price for Northfield was less than the fair value of the net assets acquired, the transaction resulted in the recognition of a bargain purchase gain of $25.7 million which is included in non-interest income in Consolidated Statements of Income and arose primarily from transaction-specific market factors. The determination of the fair value of assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are subjective in nature and subject to change for up to one year after the closing date of the acquisition as additional information becomes available, and the measurement period ends July 20, 2027. Changes to the acquisition date fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to the bargain purchase gain. During the period from January 1, 2026 to September 30, 2026, there were no measurement period adjustments made to the assets acquired or liabilities assumed.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

    Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Northfield acquisition:

    Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
3.        Acquisition (continued)

Debt securities available for sale. The estimated fair values of the acquired debt securities available for sale were determined principally on the basis of market sale prices, and to a lesser extent, by utilizing Level 2 and Level 3 inputs. With respect to fixed income instruments for which values were not derived from market sales prices, such prices were obtained from an independent pricing service where available, or from dealer market participants with whom the Company has historically transacted with for both purchases and sales of securities. These prices are derived from market quotations and matrix pricing. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, and the bond's terms and conditions, among other things. Management reviewed the data and assumptions used in pricing securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.

Loans held-for-sale. The acquired portfolio was valued based on estimated sales price, net of estimated costs to sell, from an observable transaction completed shortly after the acquisition date, as this was determined to be the best indicator of fair value. The increase in market interest rates which occurred between the acquisition date and the sale date resulted in a loss which was recorded in the Consolidated Statements of Income during the quarter ended September 30, 2026.

Loans receivable. The acquired loan portfolio was segregated into pools for valuation purposes primarily based on loan type, non-accrual status, and credit risk rating. The estimated fair values were computed by discounting the expected cash flows from the respective pools. Cash flows were estimated by using valuation models that incorporated estimates of current key assumptions such as prepayment speeds, default rates, and loss severity rates. The process included: (1) projecting monthly principal and/or interest cash flows based on the contractual terms of the loans, including both maturity and contractual amortization; (2) adjusting projected cash flows for expected losses and prepayments, where appropriate; (3) developing a discount rate based on the relative risk of the cash flows, considering the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital; and (4) discounting the projected cash flows to a present value, to arrive at the calculated value of the loans.

    The methods used to estimate the fair values of loans are extremely sensitive to the assumptions used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in the values than in those determined in active markets.

The following table presents the purchased seasoned loans ("PSL") and purchased credit deteriorated ("PCD") on loans held for investment excluding loans held-for-sale:

	July 20, 2026 (1)
	PSL	PCD
	(In thousands)

Carrying value of loans at acquisition (2)	$3,232,394	$155,237
Initial allowance for credit losses on acquired loans	(43,956)	$(3,194)
Non-credit discount on acquired loans	(135,261)	(15,277)
Fair value of acquired loans	$3,053,177	$136,766

(1) Excludes loans at a day one fair value of $261.5 million that was transfer to held-for-sale, of which $54.1 million were sold during the quarter ended September 30, 2026. Management's best estimate of contractual PSL cash flows not expected to be collected at the acquisition date totaled $87.7 million.

(2) Represents gross contractual balances.

Upon completion of the acquisition, the Company sold $54.1 million of multifamily loans that were classified as loans held-for-sale, with servicing released. Held-for-sale loans were valued based on the executed sales price, net of estimated costs to sell, derived from an observable market transaction completed shortly after the acquisition date. Management concluded that the transaction price represented the best evidence of fair value, as no significant changes in market conditions or the underlying loan characteristics occurred between the acquisition date and the sale date.

    Office properties and equipment, net. The fair value of land and buildings was estimated using current appraisals. Acquired equipment was not material. Buildings are generally amortized over 40 years. Equipment is amortized or depreciated over their estimated useful lives usually ranging from three years to seven years.

Bank-owned life insurance. Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
3.        Acquisition (continued)

    Core deposit intangibles. Core deposit intangibles ("CDI") are the measure of the value of non-maturity deposits in a business combination. The fair value of the CDI was calculated utilizing the cost savings approach, the expected cost savings attributable to the core deposits funding relative to an alternative source of funding, using a discounted cash flow present value methodology. Key inputs and assumptions utilized in the discounted cash flow present value methodology include core deposit balances and rates paid, the cost of an additional funding source, the aggregate life of deposits and truncation points, non-interest deposit costs, and the immediate deposit outflow assumption. The Company recorded a CDI of $76.2 million which is being amortized over ten years using an accelerated amortization method.

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., non-interest-bearing and interest-bearing demand deposit accounts, money market and savings and club deposits) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

    Borrowings. The fair values of borrowings consisting of FHLB advances were estimated by discounting future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities. The fair value of other borrowings recognized in the Northfield acquisition, which included subordinated notes and debentures, were measured at the acquisition date using a dealer market quote. The Company prepaid $195.6 million in borrowings resulting in a $196,000 loss on extinguishment of debt.
Supplemental Pro Forma Financial Information

The following table presents information regarding the Northfield operations included in the Consolidated Statements of Income from the date of acquisition July 21, 2026 through September 30, 2026. In addition, the table provides unaudited condensed pro forma financial information assuming the merger had been completed as of January 1, 2026 for the nine months ended September 30, 2026.The table below has been prepared for comparative purposes only and it not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

The unaudited pro forma information does not reflect management's estimates of any revenue- enhancing opportunities or anticipated cost savings that may be realized as a result of the integration and consolidation of Northfield's operations. The pro forma information presented gives effect to estimated purchase accounting fair value adjustments, merger-related expenses of $41.1 million (which had an estimated tax-adjusted earnings impact of $0.12) assumed to have been incurred in 2026 and therefore excluded from 2026 results, the removal of Northfield's 2026 goodwill impairment charge, and related income tax effects, including the application of the combined entity's effective tax rate. Average diluted shares outstanding include shares issued in connection with the Northfield acquisition.

	Northfield Actual from July 21, 2026 to September 30, 2026	Pro Forma For the Nine Months Ended September 30, 2026	Pro Forma For the Nine Months Ended September 30, 2025
	(Dollars in thousands)
Net interest income	$29,806	$337,409	$289,248
Credit loss expense	2,964	11,610	13,482
Non-interest income	4,322	13,185	40,785
Non-interest expense	18,544	222,882	252,967
Income before income taxes	12,620	116,102	63,584
Provision for income taxes	3,476	27,495	17,035
Net income	$9,144	$88,607	$46,549
Net income available to common stockholders	$9,144	$88,607	$46,549
Average diluted shares outstanding		254,939,746	264,894,425
Fully diluted earnings per share		$0.35	$0.18

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
4.    Stock Repurchase Program

On September 8, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. During the three and nine months ended September 30, 2026, there were no repurchases made by the Company as the plan was discontinued in conjunction with the Company's second-step conversion and stock offering. During the three and nine months ended September 30, 2025, the Company repurchased 183,864 shares at a cost of approximately $2.8 million, or $15.43 per share, under the 2025 program. Under current federal regulations, subject to limited exceptions, we may not repurchase shares of our common stock during the first year following the completion of our second-step conversion, which was completed on July 20, 2026.

5.    Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the so-called gross-up approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026 (and interim periods within) with early adoption permitted. The Company previously adopted this guidance as of January 1, 2026 and upon initial adoption, this guidance did not have a significant impact on the Company's consolidated financial statements. Subsequent to the initial adoption, in conjunction with the acquisition of Northfield on July 20, 2026, an additional $47.1 million allowance was recorded for expected credit losses on acquired loans.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends the existing requirement that cash flow hedges of groups of individual forecasted transactions designated with a single derivative as the hedging instrument share the same risk exposure. Instead, the amendments require such groups to have a similar risk exposure and clarify that the quantitative threshold for assessing similar risk exposure is consistent with the highly effective threshold used in evaluating hedge effectiveness. These amendments also provide targeted improvements and clarifications to certain other aspects of hedge accounting guidance. This update is effective for financial statements issued for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU is not expected to have a significant impact on the Company's consolidated financial statements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale

    Debt securities available for sale at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)

U.S. government and agency obligations	$434,372	$42	$(8,256)	$426,158
Mortgage-backed securities and collateralized mortgage obligations	2,396,454	21	(99,264)	2,297,211
Municipal obligations	2,105	2	(4)	2,103
Corporate debt securities	95,325	175	(4,768)	90,732
	$2,928,256	$240	$(112,292)	$2,816,204

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)

U.S. government and agency obligations	$393,875	$4,595	$—	$398,470
Mortgage-backed securities and collateralized mortgage obligations	732,393	1,646	(79,066)	654,973
Municipal obligations	1,975	—	(14)	1,961
Corporate debt securities	71,976	314	(5,677)	66,613
	$1,200,219	$6,555	$(84,757)	$1,122,017

The amortized cost and fair value of debt securities available for sale at September 30, 2026, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
6.    Debt Securities Available for Sale (continued)

	September 30, 2026
	Amortized Cost	Fair Value
	(In thousands)

One year or less	$130,920	$130,791
More than one year to five years	350,725	340,008
More than five years to ten years	50,157	48,194
	$531,802	$518,993
Mortgage-backed securities and collateralized mortgage obligations	2,396,454	2,297,211
	$2,928,256	$2,816,204
Mortgage-backed securities and collateralized mortgage obligations totaling $2.4 billion at amortized cost, and $2.3 billion at fair value, are not classified by maturity in the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

During the three and nine months ended September 30, 2026, proceeds from the sales of debt securities available for sale totaled $864.4 million, resulting in no gross gains and gross losses of $40.8 million. These sales included $643.3 million of debt securities available for sale acquired in the Northfield merger. During the three months ended September 30, 2026, there were calls of debt securities available for sale totaling $9.6 million, and maturities of debt securities available for sale totaling $10.0 million. During the nine months ended September 30, 2026, there were calls of debt securities available for sale totaling $15.9 million and maturities totaling $65.0 million.

During the nine months ended September 30, 2025, proceeds from the sale of debt securities available for sale totaled $15.7 million, resulting in gross gains of $336,000 and no gross losses. During the three months ended September 30, 2025, there were no sales of debt securities available for sale. There was one call of a debt security available for sale totaling $2.0 million and maturities totaling $10.0 million, during the three months ended September 30, 2025. During the nine months ended September 30, 2025, there were calls of debt securities available for sale totaling $2.8 million and maturities of debt securities available for sale totaling $38.5 million.

Debt securities available for sale having a carrying value of $446.7 million and $478.5 million, at September 30, 2026 and December 31, 2025, respectively, were pledged as security for public funds on deposit at the Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

    The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2026 and December 31, 2025 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$376,405	$(8,256)	$—	$—	$376,405	$(8,256)
Mortgage-backed securities and collateralized mortgage obligations	2,075,232	(42,788)	190,236	(56,476)	2,265,468	(99,264)
Municipal obligations	1,971	(4)	—	—	1,971	(4)
Corporate debt securities	44,366	(563)	35,712	(4,205)	80,078	(4,768)
	$2,497,974	$(51,611)	$225,948	$(60,681)	$2,723,922	$(112,292)

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

The number of securities in an unrealized loss position at September 30, 2026 totaled 281, compared with 128 at December 31, 2025. All temporarily impaired securities were deemed investment grade as of September 30, 2026 and December 31, 2025.

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

There was no activity in the allowance for credit losses on debt securities available for sale during the three and nine months ended September 30, 2026 and 2025.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $11.8 million and $5.2 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

7.    Debt Securities Held to Maturity

    Debt securities held to maturity at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$29,998	$—	$(4,215)	$—	$25,783
Mortgage-backed securities and collateralized mortgage obligations	882,185	1	(54,530)	—	827,656
	$912,183	$1	$(58,745)	$—	$853,439

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
	(In thousands)

U.S. government and agency obligations	$44,872	$—	$(3,321)	$—	$41,551
Mortgage-backed securities and collateralized mortgage obligations	351,361	699	(26,322)	—	325,738
	$396,233	$699	$(29,643)	$—	$367,289

The amortized cost and fair value of debt securities held to maturity at September 30, 2026, by contractual final maturity, is shown below. Expected maturities may differ from contractual maturities due to prepayment or early call options exercised by the issuer.

	September 30, 2026
	Amortized Cost	Fair Value
	(In thousands)

More than one year to five years	$19,998	$18,333
More than five years to ten years	10,000	7,450
	29,998	25,783
Mortgage-backed securities and collateralized mortgage obligations	882,185	827,656
	$912,183	$853,439

Mortgage-backed securities and collateralized mortgage obligations totaling $882.2 million at amortized cost and $827.7 million at fair value at September 30, 2026, are not classified by maturity as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

    During the three and nine months ended September 30, 2026, there were no sales, calls or maturities of debt securities held to maturity. During the three months ended September 30, 2025, there was one maturity of a debt security held to maturity totaling $14.9 million. There were no sales, calls or maturities of debt securities held to maturity during the nine months ended September 30, 2025.

    Debt securities held to maturity having a carrying value of $339.9 million and $242.2 million, at September 30, 2026 and December 31, 2025, respectively, were pledged as security for public funds on deposit at Columbia Bank as required and permitted by law, pledged for outstanding borrowings at the Federal Home Loan Bank, and pledged for potential borrowings at the Federal Reserve Bank of New York.

The following tables summarize the fair value and gross unrealized losses of those securities that reported an unrealized loss at September 30, 2026 and December 31, 2025 and if the unrealized loss position was continuous for the twelve months prior to those respective dates:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
7.    Debt Securities Held to Maturity (continued)

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$25,783	$(4,215)	$25,783	$(4,215)
Mortgage-backed securities and collateralized mortgage obligations	520,337	(18,479)	269,765	(36,051)	790,102	(54,530)
	$520,337	$(18,479)	$295,548	$(40,266)	$815,885	$(58,745)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(In thousands)

U.S. government and agency obligations	$—	$—	$41,551	$(3,321)	$41,551	$(3,321)
Mortgage-backed securities and collateralized mortgage obligations	1,659	(1)	290,237	(26,321)	291,896	(26,322)
	$1,659	$(1)	$331,788	$(29,642)	$333,447	$(29,643)

    The number of securities in an unrealized loss position at September 30, 2026 totaled 134, compared with 101 at December 31, 2025. All temporarily impaired securities were investment grade as of September 30, 2026 and December 31, 2025.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of debt securities held to maturity. Accrued interest receivable on debt securities held to maturity is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, which totaled $3.0 million and $948,000 at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

8.    Equity Securities at Fair Value

    The Company has an equity securities portfolio which consists of stock in other financial institutions, a payment technology company, a community bank correspondent services company, preferred stock in U.S. Government agencies, and a Community Reinvestment Act qualifying bond fund which are reported at fair value on the Company's Consolidated Statements of Financial Condition. The fair value of the equities portfolio at September 30, 2026 and December 31, 2025 was $5.4 million and $6.8 million, respectively.

    The Company recorded a net (decrease)/increase in the fair value of equity securities of $(447,000) and $(1.4) million, and $714,000 and $1.3 million respectively, during the three and nine months ended September 30, 2026 and 2025, respectively, as a component of non-interest income.     During the three and nine months ended September 30, 2026 and 2025, there were no sales of equity securities and $67,000 in equity securities were acquired in the Northfield merger.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Real estate loans:
One-to-four family	$2,627,567	$2,558,252
Multifamily	3,704,346	1,677,613
Commercial real estate	3,247,917	2,513,260
Construction	553,805	469,438
Commercial business loans	1,005,519	766,792
Consumer loans:
Home equity loans and advances	443,303	255,126
Other consumer loans	3,970	2,895
Total gross loans	11,586,427	8,243,376
Purchased credit deteriorated ("PCD") loans	163,004	10,442
Net deferred loan costs, fees and purchased premiums and discounts	37,329	38,192
Loans receivable	$11,786,760	$8,292,010

    The Company had $211.4 million of loans held-for-sale at September 30, 2026. There were no loans held-for-sale at December 31, 2025. During the three months ended September 30, 2026, the Company sold $36.8 million and $3.0 million of commercial real estate loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $219,000 and $7.8 million gross losses. During the nine months ended September 30, 2026, the Company sold $36.8 million, $12.2 million and $4.1 million of commercial real estate loans, Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, and construction loans, respectively, resulting in gross gains of $994,000 and gross losses of $7.8 million.

During the three months ended September 30, 2025, the Company sold $3.0 million, $2.7 million and $3.1 million of one-to-four family real estate loans, construction loans, and Small Business Administration ("SBA") loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $342,000 and no gross losses. During the nine months ended September 30, 2025, the Company sold $13.4 million, $7.5 million, and $8.6 million of one-to-four family real estate loans, construction loans, and SBA loans included in commercial business loans held-for-sale, respectively, resulting in gross gains of $870,000 and gross losses of $98,000.

During the three and nine months ended September 30, 2026, the Company did not purchase any loans outside of the Northfield acquisition. During the nine months ended September 30, 2025, the Company purchased $130.9 million in equipment finance loans, included in commercial business loans and $20.0 million in construction loan participations were also purchased from third parties. During the three months ended September 30, 2025, no loans were purchased by the Company.

The Company has entered into guarantor swaps with Freddie Mac which results in improved liquidity. During the three and nine months ended September 30, 2026, no loans were exchanged for Freddie Mac mortgage participation certificates. During the three and nine months ended September 30, 2025, the Company exchanged $6.1 million and $13.3 million, respectively, of loans for Freddie Mac mortgage participation certificates, resulting in gross gains of $59,000 and $129,000, respectively, and no gross losses. The Company retained the servicing of these loans.

At September 30, 2026 and December 31, 2025, the carrying value of loans serviced by the Company for investors was $463.0 million and $494.8 million, respectively. These loans are not included in the Consolidated Statements of Financial Condition.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize the aging of loans receivable by portfolio segment, including non-accrual loans and excluding PCD loans at September 30, 2026 and December 31, 2025:

	September 30, 2026
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$13,612	$4,441	$2,130	$20,183	$4,419	$2,607,384	$2,627,567
Multifamily	2,230	—	11,494	13,724	12,542	3,690,622	3,704,346
Commercial real estate	9,679	840	3,203	13,722	4,832	3,234,195	3,247,917
Construction	—	—	1,827	1,827	1,827	551,978	553,805
Commercial business loans	872	3,562	5,938	10,372	12,466	995,147	1,005,519
Consumer loans:
Home equity loans and advances	868	208	248	1,324	390	441,979	443,303
Other consumer loans	—	—	—	—	—	3,970	3,970
Total gross loans	$27,261	$9,051	$24,840	$61,152	$36,476	$11,525,275	$11,586,427

	December 31, 2025
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Non-accrual	Current	Total
	(In thousands)
Real estate loans:
One-to-four family	$13,886	$5,652	$4,545	$24,083	$9,787	$2,534,169	$2,558,252
Multifamily	2,083	10,595	300	12,978	—	1,664,635	1,677,613
Commercial real estate	8,072	320	4,827	13,219	5,766	2,500,041	2,513,260
Construction	—	—	5,923	5,923	5,923	463,515	469,438
Commercial business loans	11,990	1,408	11,005	24,403	15,281	742,389	766,792
Consumer loans:
Home equity loans and advances	566	175	1,018	1,759	1,243	253,367	255,126
Other consumer loans	1	3	—	4	—	2,891	2,895
Total gross loans	$36,598	$18,153	$27,618	$82,369	$38,000	$8,161,007	$8,243,376

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

At September 30, 2026 and December 31, 2025, non-accrual loans totaled $36.5 million and $38.0 million, respectively. Included in non-accrual loans at September 30, 2026 and December 31, 2025, are 34 and 38 loans totaling $11.8 million and $10.4 million, respectively, which are less than 90 days in arrears.

At September 30, 2026 and December 31, 2025, there were no loans past due 90 days or more still accruing interest.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

PCD loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans were initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related provision for credit losses. Loans acquired in a business combination are recorded in accordance with ASC Topic 326, which requires loans as of the acquisition date, which have experienced a more than insignificant deterioration in credit quality since origination, to be classified as PCD loans.

At September 30, 2026, the remaining balance of PCD loans acquired in the Northfield acquisition totaled $153.6 million. At September 30, 2026 and December 31, 2025, PCD loans acquired in the Stewardship Financial Corporation ("Stewardship") acquisition totaled $1.0 million for both periods, PCD loans acquired in the Freehold Bank acquisition totaled $33,000 and $44,000, respectively, and PCD loans acquired in the RSI Bank acquisition totaled $8.0 million and $8.3 million, respectively, PCD loans acquired in conjunction with the purchase of equipment finance loans purchased in 2025, totaled $411,000 and $1.0 million, respectively. Charge-offs related to these purchased loans totaled $3.2 million during the year ended December 31, 2025.

    We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure. At both September 30, 2026 and December 31, 2025, the Company held no real estate owned. During the three months ended September 30, 2026, the Company sold real estate owned with a carrying value of $5.9 million acquired through foreclosure in March 2026 resulting in a realized loss of $1.8 million. At September 30, 2026, we had nine residential mortgage loans with carrying values totaling $2.9 million and two home equity loans with carrying values totaling $69,000, collateralized by residential real estate, which were in the process of foreclosure. At December 31, 2025, we had nine residential mortgage loans with carrying values totaling $2.5 million and four home equity loans with carrying value totaling $585,000, collateralized by residential real estate, which were in the process of foreclosure.

The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the "CECL" methodology. The loan portfolio segmentation includes seven portfolio segments taking into consideration common loan attributes and risk characteristics, as well as historical reporting metrics and data availability. Accrued interest receivable on loans receivable is reported as a component of accrued interest receivable in the Consolidated Statement of Financial Condition, which totaled $51.9 million at September 30, 2026 and $34.7 million at December 31, 2025, and is excluded from the estimate of allowance for credit losses.

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables summarize loans receivable (including PCD loans) and allowance for credit losses by portfolio segment and impairment method at September 30, 2026 and December 31, 2025:

	September 30, 2026
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Total
	(In thousands)
Allowance for credit losses:
Individually analyzed loans	$—	$—	$—	$—	$—	$—	$—	$—
Collectively analyzed loans	13,784	34,005	32,170	8,376	23,204	2,999	7	114,545
Loans acquired with deteriorated credit quality	33	1,301	1,802	308	529	76	—	4,049
Total	$13,817	$35,306	$33,972	$8,684	$23,733	$3,075	$7	$118,594

Total loans:
Individually analyzed loans	$5,055	$11,698	$5,693	$1,827	$11,208	$588	$—	$36,069
Collectively analyzed loans	2,622,512	3,692,648	3,242,224	551,978	994,311	442,715	3,970	11,550,358
Loans acquired with deteriorated credit quality	2,819	53,910	82,018	9,796	10,731	3,730	—	163,004
Total loans	$2,630,386	$3,758,256	$3,329,935	$563,601	$1,016,250	$447,033	$3,970	$11,749,431

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables presents the modifications of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026
	Amortized Cost	Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$985	$985	0.03%
Total loans	$985	$985	0.01%

	For the Three Months Ended September 30, 2025
	Amortized Cost	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$1,326	$1,326	0.17%
Total loans	$1,326	$1,326	0.02%

	For the Nine Months Ended September 30, 2026
	Amortized Cost	Term Extension	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial real estate	$985	$—	$985	$—	0.03%
Commercial business	1,094	494	—	600	0.11%
Total loans	$2,079	494	$985	$600	0.02%

	For the Nine Months Ended September 30, 2025
	Amortized Cost	Interest Rate Reduction	Term Extension	Combination of Term Extension and Interest Rate Reduction	% of Total Class of Loans Receivable
	(In thousands)

Commercial business	$6,771	$673	$2,000	$4,098	0.88%
Total loans	$6,771	$673	$2,000	$4,098	0.08%

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables describe the types of modifications of loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025:

For the Three Months Ended September 30, 2026
Type of Modifications

Commercial real estate	Interest rate reduction

For the Three Months Ended September 30, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 36 to 60 months

For the Nine Months Ended September 30, 2026
Type of Modifications

Commercial real estate	Interest rate reduction
Commercial business	Interest rate reduction and/or term extensions ranging from 19 to 61 months

For the Nine Months Ended September 30, 2025
Type of Modifications

Commercial business	Interest rate reduction and/or term extensions ranging from 12 to 60 months

The Company closely monitors the performance of modifications of loans to borrowers experiencing financial difficulty to understand the effectiveness of these modification efforts. The Company did not extend any commitment to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and nine months ended September 30, 2026 and 2025.
The following tables present the aging analysis of modifications of loans to borrowers experiencing financial difficulty at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$10,146	$—	$—	$—	$—	$10,146
Commercial business	9,906	—	—	—	788	10,694
Total loans	$20,052	$—	$—	$—	$788	$20,840

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	December 31, 2025
	Current	30-59 Days	60-89 Days	90 Days or More	Non-accrual	Total
	(In thousands)
Commercial real estate	$12,328	$—	$—	$—	$—	$12,328
Commercial business	10,488	—	—	—	1,308	11,796
Total loans	$22,816	$—	$—	$—	$1,308	$24,124

The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2026
Balance at beginning of period	$13,533	$10,674	$19,346	$7,734	$18,515	$1,257	$6	$71,065
Provision for (reversal of) credit losses	(445)	296	1,075	385	478	(8)	51	1,832
Initial allowance related to Northfield PCD loans	28	523	1,729	299	574	60	—	3,213
Initial allowance related to Northfield PSL loans	1,740	23,812	11,822	266	4,553	1,762	—	43,956
Recoveries	8	—	—	—	300	4	11	323
Charge-offs	(1,048)	—	—	—	(687)	—	(61)	(1,796)
Balance at end of period	$13,817	$35,306	$33,972	$8,684	$23,733	$3,075	$7	$118,594

2025
Balance at beginning of period	$12,946	$9,997	$18,918	$5,815	$15,508	$1,277	$6	$64,467
Provision for (reversal of) credit losses	(99)	185	34	759	1,457	(36)	44	2,344
Recoveries	8	—	—	—	611	3	4	626
Charge-offs	—	—	—	—	(1,730)	—	(48)	(1,778)
Balance at end of period	$12,855	$10,182	$18,952	$6,574	$15,846	$1,244	$6	$65,659

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	For the Nine Months Ended September 30,
	One-to-Four Family	Multifamily	Commercial Real Estate	Construction	Commercial Business	Home Equity Loans and Advances	Other Consumer Loans	Totals
	(In thousands)
2026
Balance at beginning of period	$13,283	$10,647	$18,592	$6,617	$16,767	$1,289	$6	$67,201
Provision for (reversal of) credit losses	(194)	323	2,004	1,501	3,247	(53)	271	7,100
Initial allowance related to Northfield PCD loans	28	523	1,729	299	574	60	—	3,213
Initial allowance related to Northfield PSL loans	1,740	23,812	11,822	266	4,553	1,762	—	43,956
Recoveries	10	—	—	—	1,407	17	23	1,457
Charge-offs	(1,051)	—	(175)	—	(2,815)	—	(293)	(4,334)
Balance at end of period	$13,817	$35,306	$33,972	$8,684	$23,733	$3,075	$7	$118,594

2025
Balance at beginning of period	$13,173	$9,542	$15,969	$6,703	$13,112	$1,452	$7	$59,958
Initial allowance related to PCD loans	—	—	—	—	3,202	—	—	3,202
Provision for (reversal of) credit losses	(328)	640	3,101	(78)	4,531	(251)	130	7,745
Recoveries	10	—	1	2	804	43	7	867
Charge-offs	—	—	(119)	(53)	(5,803)	—	(138)	(6,113)
Balance at end of period	$12,855	$10,182	$18,952	$6,574	$15,846	$1,244	$6	$65,659

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following tables present individually analyzed loans by segment, excluding PCD loans, at September 30, 2026 and December 31, 2025:

	At September 30, 2026
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
	(In thousands)
With no allowance recorded:
Real estate loans:
One-to-four family	$5,055	$5,059	$—
Multifamily	11,698	11,698	—
Commercial real estate	5,693	5,816	—
Construction	1,827	1,827	—
Commercial business loans	11,208	13,133	—
Consumer loans:
Home equity loans and advances	588	588	—
	36,069	38,121	—
With a specific allowance recorded:
	—	—	—
Total:
Real estate loans:
One-to-four family	5,055	5,059	—
Multifamily	11,698	11,698	—
Commercial real estate	5,693	5,816	—
Construction	1,827	1,827	—
Commercial business loans	11,208	13,133	—
Consumer loans:
Home equity loans and advances	588	588	—
Total loans	$36,069	$38,121	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table presents interest income recognized for individually analyzed loans by loan segment, excluding PCD loans, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$2,528	$5	$11,228	$—
Multifamily	5,849	—	1,013	—
Commercial real estate	2,847	—	7,649	9
Construction	914	—	5,923	—
Commercial business loans	5,604	10	10,190	19
Consumer loans:
Home equity loans and advances	295	8	742	—
Total loans	$18,037	$23	$36,745	$28

	For the Nine Months Ended September 30,
	2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Real estate loans:
One-to-four family	$7,278	$49	$10,302	$—
Multifamily	5,699	—	2,456	—
Commercial real estate	4,412	10	6,683	56
Construction	1,938	—	4,437	—
Commercial business loans	9,437	59	10,241	19
Consumer loans:
Home equity loans and advances	668	18	603	—
Total loans	$29,432	$136	$34,722	$75

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating, excluding PCD loans, at September 30, 2026 and December 31, 2025:

	Loans by Year of Origination at September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
One-to-Four Family
Pass	$99,453	$121,525	$110,262	$144,769	$684,640	$1,461,950	$—	$—	$2,622,599
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	407	442	800	1,498	1,821	—	—	4,968
Total One-to-Four Family	99,453	121,932	110,704	145,569	686,138	1,463,771	—	—	2,627,567
Gross charge-offs	—	—	112	289	289	361	—	—	1,051

Multifamily
Pass	292,399	318,352	46,288	190,228	799,713	2,022,368	—	—	3,669,348
Special mention	—	—	—	—	—	2,493	—	—	2,493
Substandard	—	—	—	—	16,665	15,840	—	—	32,505
Total Multifamily	292,399	318,352	46,288	190,228	816,378	2,040,701	—	—	3,704,346
Gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	165,721	486,813	160,764	244,075	618,792	1,487,504	—	—	3,163,669
Special mention	—	—	—	—	—	14,055	—	—	14,055
Substandard	300	4,407	582	5,412	8,577	50,915	—	—	70,193
Total Commercial Real Estate	166,021	491,220	161,346	249,487	627,369	1,552,474	—	—	3,247,917
Gross charge-offs	—	—	—	—	—	175	—	—	175

Construction
Pass	99,906	164,854	137,405	84,661	27,654	1,228	—	—	515,708
Special mention	—	—	—	5,829	2,888	—	—	—	8,717
Substandard	—	—	—	23,172	6,208	—	—	—	29,380
Total Construction	99,906	164,854	137,405	113,662	36,750	1,228	—	—	553,805
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

	Loans by Year of Origination at September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
	(In thousands)
Commercial Business Loans
Pass	$148,323	$128,536	$147,689	$82,891	$74,128	$82,533	$314,011	$—	$978,111
Special mention	—	—	—	—	—	44	—	—	44
Substandard	2,059	1,711	1,918	2,405	1,608	8,099	9,564	—	27,364
Total Commercial Business Loans	150,382	130,247	149,607	85,296	75,736	90,676	323,575	—	1,005,519
Gross charge-offs	—	—	799	248	66	1,702	—	—	2,815

Home Equity Loans and Advances
Pass	40,563	56,287	34,424	29,927	52,727	119,935	24,647	84,401	442,911
Special mention	—	—	—	—	—	—	—		—
Substandard	—	—	—	96	74	129	93		392
Total Home Equity Loans and Advances	40,563	56,287	34,424	30,023	52,801	120,064	24,740	84,401	443,303
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other Consumer Loans
Pass	3,392	75	21	27	2	100	353	—	3,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Other Consumer Loans	3,392	75	21	27	2	100	353	—	3,970
Gross charge-offs	—	24	61	26	118	64	—	—	293

Total Loans	852,116	1,282,967	639,795	814,292	2,295,174	5,269,014	348,668	84,401	11,586,427
Total gross charge-offs	$—	$24	$972	$563	$473	$2,302	$—	$—	$4,334

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

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
9.    Loans Receivable and Allowance for Credit Losses (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
9.    Loans Receivable and Allowance for Credit Losses (continued)

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Financial Condition. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments. At September 30, 2026 and December 31, 2025, the balance of the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $4.7 million and $3.9 million, respectively. The Company recorded a (reversal of) provision for credit losses on unfunded commitments, included in other non-interest expense in the Consolidated Statements of Income of $(638,000) and $381,000, and $354,000 and $110,000, respectively, during the three and nine months ended September 30, 2026 and 2025, respectively.

The following table presents the activity in the allowance for credit losses on off-balance-sheet exposures for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$4,965	$3,577	$3,946	$3,821
Initial ACL for Northfield off-balance sheets exposures	366	—	366	—
(Reversal of) provision for credit losses	(638)	354	381	110
Balance at end of period	$4,693	$3,931	$4,693	$3,931

10.    Leases

    The Company leases real estate property for branches and office space. At September 30, 2026 and December 31, 2025, all of the Company's leases are classified as operating leases.

    The Company determines if an arrangement is a lease at inception. ASC Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. At September 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 7.8 years and 5.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 4.38% and 3.39%, respectively.

    The Company accounts for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the three and nine months ended September 30, 2026 and 2025, operating and variable lease expenses totaled approximately $1.2 million and $821,000 and $3.1 million and $2.4 million, respectively.

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended September 30, 2026 and 2025. At September 30, 2026, the Company had no leases which had not yet commenced.

During the three and nine months ended September 30, 2026, the Company added 29 new obligations related to the Northfield merger. The Company recorded a $28.5 million right-of-use asset and lease liability for these lease obligations.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
10.    Leases (continued)

The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

	Lease Payment Obligations at
	September 30,	December 31,
	2026	2025
	(In thousands)

One year or less	$2,742	$4,658
After one year to two years	10,629	3,850
After two years to three years	10,025	3,283
After three years to four years	7,681	2,296
After four years to five years	6,063	1,149
Thereafter	19,113	2,953
Total undiscounted cash flows	56,253	18,189
Discount on cash flows	(9,606)	(1,666)
Total lease liability	$46,647	$16,523

11.    Deposits

    Deposits are summarized as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)

Non-interest-bearing demand	$2,327,457	$1,517,399
Negotiable orders of withdrawal and interest-bearing demand	3,402,812	1,985,871
Money market accounts	1,719,373	1,465,028
Savings and club deposits	1,391,044	623,444
Certificates of deposit	3,720,837	2,852,337
Total deposits	$12,561,523	$8,444,079

The aggregate amount of certificates of deposit that meet or exceed $250,000 totaled approximately $990.3 million and $723.3 million at September 30, 2026 and December 31, 2025, respectively. Interest expense on deposits for the three months ended September 30, 2026 and 2025 totaled $62.8 million and $49.6 million, respectively. Interest expense on deposits for the nine months ended September 30, 2026 and 2025 totaled $155.3 million and $149.1 million, respectively.

Within total deposits, brokered deposits totaled $48.9 million and $46.2 million at September 30, 2026 and December 31, 2025. The Company also offers its customers reciprocal deposit arrangements, which provide FDIC deposit insurance for accounts that would otherwise exceed deposit insurance limits, which totaled $228.9 million and $262.1 million as of September 30, 2026 and December 31, 2025, respectively.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
11.    Deposits (continued)
Scheduled maturities of certificates of deposit accounts at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)

One year or less	$2,879,434	$2,468,641
After one year to two years	745,107	263,211
After two years to three years	40,074	86,017
After three years to four years	36,049	14,037
After four years	20,173	20,431
	$3,720,837	$2,852,337

12.    Stock Based Compensation

    At September 30, 2026 there were 307,062 shares remaining available for future restricted stock awards and 1,787,192 shares remaining available for future stock option grants under the Columbia Financial, Inc. 2019 Equity Incentive Plan ("2019 Plan").

Restricted shares granted under the 2019 Plan generally vest in equal installments, over performance or service periods generally ranging from one year to three years, beginning one year from the date of grant. A portion of restricted shares awarded are performance awards, which vest upon the satisfactory attainment of certain corporate financial targets. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite performance or service period. During the three months ended September 30, 2026 and 2025, approximately $505,000 and $532,000, respectively, in expense was recognized in regard to these awards. During the nine months ended September 30, 2026 and 2025, approximately $1.5 million and $1.9 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 903,631 non-vested restricted shares outstanding at September 30, 2026 is approximately $2.5 million over a weighted average period of 1.8 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)

    The following is a summary of the Company's restricted stock activity during the three and nine months ended September 30, 2026 and 2025:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2026	965,528	$7.34
Grants	352,664	8.31
Vested	(131,305)	8.14
Forfeited	(255)	7.25
Non-vested at March 31, 2026	1,186,632	$7.65
Vested	(80,236)	7.25
Forfeited	(202,147)	7.24
Non-vested at June 30, 2026	904,249	$7.77
Forfeited	(618)	7.38
Non-vested at September 30, 2026	903,631	$7.77

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2025	973,629	$7.54
Grants	460,363	7.29
Vested	(138,316)	8.09
Forfeited	(63,923)	7.36
Non-vested at March 31, 2025	1,231,753	$7.40
Vested	(43,406)	7.25
Forfeited	(932)	7.42
Non-vested at June 30, 2025	1,187,415	$7.40
Non-vested at September 30, 2025	1,187,415	$7.40

The fair value of stock option grants is determined through the application of the Black-Scholes model, incorporating the following variables. The expected life of the options represents the term over which stock options are anticipated to remain outstanding, and is estimated by means of the simplified approach, which presupposes that all outstanding options will be exercised at the midpoint between the vesting date and the full contractual term. The risk-free rate of return is derived from the prevailing rates, on the grant date, of a U.S. Treasury Note bearing a term equivalent to the expected option life. The expected volatility is established on the basis of the historical daily stock prices of the Company's common stock. The actual dividend rate paid on the Company's common stock serves as the basis for the applicable dividend rate assumption.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)
Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended September 30, 2026 and 2025, approximately $593,000 and $532,000 in expense was recognized in regard to these awards. During the nine months ended September 30, 2026 and 2025, approximately $1.7 million and $1.9 million, respectively, in expense was recognized in regard to these awards. The expected future compensation expense related to the 1,707,980 non-vested options outstanding at September 30, 2026 is $3.9 million over a weighted average period of 2.0 years.

The following is a summary of the Company's option activity during the three and nine months ended September 30, 2026 and 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2026	8,856,410	$7.38	4.8	$—
Granted	938,240	8.31	—	—
Exercised	(118,106)	6.65	—	—
Expired	(123,937)	9.70	—	—
Forfeited	(2,231)	7.25	—	—
Outstanding, March 31, 2026	9,550,376	$7.45	5.2	$6,167,069
Exercised	(165,416)	7.12	—	—
Expired	(4,503)	8.12	—	—
Forfeited	(12,082)	8.31	—	—
Outstanding, June 30, 2026	9,368,375	$7.45	5.0	$20,664,627
Exercised	(43,326)	7.82	—	—
Forfeited	(4,815)	7.38	—	—
Outstanding, September 30, 2026	9,320,234	$7.45	4.7	$33,657,477
Options exercisable at September 30, 2026	7,612,254	$7.35	3.8	$28,255,694

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2025	8,265,470	$7.38	5.4	$574,569
Granted	999,519	7.38	—	—
Expired	(121,447)	7.16	—	—
Forfeited	(17,296)	7.35	—	—
Outstanding, March 31, 2025	9,126,246	$7.38	5.7	$—
Expired	(63,318)	7.28	—	—
Forfeited	(7,719)	7.41	—	—
Outstanding, June 30, 2025	9,055,209	$7.38	5.5	—
Forfeited	(51,531)	7.91	—	—
Outstanding, September 30, 2025	9,003,678	$7.38	5.3	—
Options exercisable at September 30, 2025	7,283,964	$7.35	4.4	—
    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
12.    Stock Based Compensation (continued)
During the three and nine months ended September 30, 2026, 43,326 and 326,848 options were exercised. There were no options exercised during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, the aggregate intrinsic value of options exercised were approximately $139,000 and $468,000, respectively.

Through its acquisition of Northfield Bank, the Company also acquired 114,000 outstanding and exercisable stock options with exercise prices ranging from $11.85 - $12.94 which expire through November 1, 2027. During the three and nine months ended September 30, 2026, no expense was recognized related to these awards.

    Through its acquisition of Northfield Bank, the Company also acquired 213,548 cash-settled restricted stock units. Of these grants 18,735 vest one year form the date of grant and 194,813 vest in equal installments over a three-year period beginning one year from the grant date of February 4, 2026. As the awards will be settled in cash, they are classified as liabilities on the consolidated statements of financial condition. During both the three and nine months ended September 30, 2026, the Company recorded compensation expense of $146,000 related to these awards. As of September 30, 2026, there was $1.7 million of unrecognized compensation costs related to non-vested stock units. That cost is expected to be recognized over a weighted average period of 2.2 years.

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

The Company granted 176,349 phantom stock units under the Phantom Stock Plan in March 2026 of which 171,588 remain outstanding at September 30, 2026. Phantom stock units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom stock units at September 30, 2026 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will be settled in cash on the vesting date.

Compensation expense for the phantom stock units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. During the three and nine months ended September 30, 2026, approximately $197,000 and $378,000 in expense was recognized in regard to these awards. The estimated future cash payments of these awards are presented as liabilities within accrued expenses and other liabilities in the Consolidated Statement of Condition. As of September 30, 2026, there was $1.5 million of unrecognized compensation costs related to non-vested phantom stock units. That cost is expected to be recognized over a weighted average period of 2.4 years.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost

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

Through the acquisition of Northfield, the Company acquired a post-retirement medical and life insurance plan to a limited number of retired individuals, and retiree life insurance benefits to qualified employees, up to certain limits, along with a split-dollar life insurance plan which are not included in the tables below.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)

    Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (continued)

Net periodic (income) benefit cost for the Pension Plan, RIM Plan, Post-retirement Plan and Split-Dollar Life Insurance plan benefits for the three and nine months ended September 30, 2026 and 2025, includes the following components:

	For the Three Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2026	2025	2026	2025	2026	2025	2026	2025	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$827	$1,017	$43	$52	$50	$51	$47	$57	Compensation and employee benefits
Interest cost	3,280	3,294	162	169	260	287	231	216	Other non-interest expense
Expected return on plan assets	(9,776)	(8,607)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	10	13	Other non-interest expense
Net loss	—	—	—	—	—	—	—	(22)	Other non-interest expense
Net periodic (income) benefit cost	$(5,669)	$(4,296)	$205	$221	$310	$338	$288	$264

	For the Nine Months Ended September 30,
	Pension Plan		RIM Plan		Post-retirement Plan		Split-Dollar Life Insurance
	2026	2025	2026	2025	2026	2025	2026	2025	Affected Line Item in the Consolidated Statements of Income
	(In thousands)

Service cost	$2,581	$3,052	$129	$156	$150	$153	$141	$171	Compensation and employee benefits
Interest cost	9,595	9,881	486	507	780	861	693	648	Other non-interest expense
Expected return on plan assets	(28,881)	(25,822)	—	—	—	—	—	—	Other non-interest expense
Amortization:
Prior service cost	—	—	—	—	—	—	30	39	Other non-interest expense
Net loss	—	—	—	—	—	—	—	(66)	Other non-interest expense
Net periodic (income) benefit cost	$(16,705)	$(12,889)	$615	$663	$930	$1,014	$864	$792

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
13.    Components of Net Periodic Benefit Cost (continued)
Pension Plan, Retirement Income Maintenance Plan (the "RIM Plan") Post-retirement Plan, and Split-Dollar Life Insurance Plans (continued)

For the three and nine months ended September 30, 2026 and 2025, no contributions were made to the Pension Plan. The net periodic (income) cost for pension benefits, other post-retirement and split-dollar life insurance benefits for the three and nine months ended September 30, 2026 was calculated using the most recent available benefit valuations.

14.    Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The methods described below were used to measure fair value of financial instruments as reflected in the tables below on a recurring basis at September 30, 2026 and December 31, 2025.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

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

Loans held-for-sale, at Fair Value

    Loans held-for-sale are carried at the lower of unpaid principal balance, net, or estimated fair values based on bid quotations from secondary markets.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	September 30, 2026
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities available for sale:
U.S. government and agency obligations	$426,158	$426,158	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	2,297,211	—	2,297,211	—
Municipal obligations	2,103	—	424	1,679
Corporate debt securities	90,732	—	81,338	9,394
Total debt securities available for sale	2,816,204	426,158	2,378,973	11,073
Equity securities	5,440	5,039	401	—
Loans held-for-sale	211,410	—	—	211,410
Derivative assets	27,056	—	27,056	—
	$3,060,110	$431,197	$2,406,430	$222,483

Derivative liabilities	$23,508	$—	$23,508	$—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

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

The table below provides activity of assets reported as Level 3 during the three and nine months ended September 30, 2026 and 2025:

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets - December 31, 2025	$11,638
Change in fair value of Level 3 assets	(137)
Balance of recurring Level 3 assets - March 31, 2026	$11,501
Change in fair value of Level 3 assets	512
Balance of recurring Level 3 assets - June 30, 2026	$12,013
Purchases of Level 3 assets	130
Change in fair value of Level 3 assets	(1,070)
Balance of recurring Level 3 assets - September 30, 2026	$11,073

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

Significant Unobservable Inputs (Level 3)
(In thousands)
Debt securities available for sale:
Balance of recurring Level 3 assets - December 31, 2024	$10,501
Change in fair value of Level 3 assets	(5)
Balance of recurring Level 3 assets - March 31, 2025	$10,496
Change in fair value of Level 3 assets	213
Balance of recurring Level 3 assets - June 30, 2025	$10,709
Transfer into Level 3 assets	1,549
Maturity of Level 3 assets	(1,944)
Change in fair value of Level 3 assets	1,068
Balance of recurring Level 3 assets - September 30, 2025	$11,382

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

Expected cash flows were projected based on contractual cash flows. At September 30, 2026, two private placement corporate debt securities classified as available for sale, and six private placement municipal obligations classified as available for sale were included in Level 3 assets. At December 31, 2025, two private placement corporate debt securities classified as available for sale, and one private placement municipal obligation classified as available for sale were included in Level 3 assets.

There were no transfers to Level 3 assets during the three and nine months ended September 30, 2026. There was one transfer to Level 3 assets during both the three and nine months ended September 30, 2025

At September 30, 2026, private placement corporate debt security cash flows were discounted to a market yield and weighted average of 9.38%, and the cash flows for the private placement municipal obligation was discounted to a market yield and weighted average of 4.20%.

The period end valuations were supported by an analysis prepared by an independent third party market participant and approved by management.

Assets Measured at Fair Value on a Non-Recurring Basis

    The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis at September 30, 2026 and December 31, 2025.

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
14.    Fair Value Measurements (continued)

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

Mortgage Servicing Rights, Net ("MSR's")

    Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR's is obtained through an analysis of future cash flows, incorporating assumptions that market participants would use in determining fair value including market discount rates, prepayments speeds, servicing income, servicing costs, default rates and other market driven data, including the market's perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant effect on this fair value estimate.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values on a non-recurring basis at September 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	September 30, 2026
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$171	$—	$—	$171
Mortgage servicing rights	2,269	—	—	2,269
	$2,440	$—	$—	$2,440

	December 31, 2025
		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Impaired loans	$14,799	$—	$—	$14,799
Mortgage servicing rights	2,384	—	—	2,384
	$17,183	$—	$—	$17,183

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

The following table presents information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$171	Other	Liquidation value (1)	—%	—%
Mortgage servicing rights	$2,269	Discounted cash flow	Prepayment speeds and discount rates (5)	5.3% - 27.0%	11.3%

	December 31, 2025
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Rate
	(Dollars in thousands)

Impaired loans	$14,799	Appraisal / Other	Discount for cost to sell (2)	6.0% (3)	6.0% (3)
Mortgage servicing rights	$2,384	Discounted cash flow	Prepayment speeds and discount rates (4)	5.3% - 28.5%	13.0%

(1) Based on liquidation values.
(2) Value based on management's estimate of selling costs including real estate brokerage commissions, title transfer and other fees. Other includes accounts receivable aging or other collateral value.
(3) For real estate secured loans.
(4) Value of SBA servicing rights based on a discount rate of 13.75%.
(5) Value of SBA servicing rights based on a discount rate of 14.00%.
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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

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

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values at September 30, 2026 and December 31, 2025:

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

	September 30, 2026
		Fair Value Measurements
	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$458,798	$458,798	$458,798	$—	$—
Debt securities available for sale	2,816,204	2,816,204	426,158	2,378,973	11,073
Debt securities held to maturity	912,183	853,439	—	853,439	—
Equity securities	5,440	5,440	5,039	401	—
Federal Home Loan Bank and Federal Reserve Bank stock	149,572	149,572	—	149,572	—
Loans receivable, net	11,668,166	11,453,725	—	—	11,453,725
Derivative assets	27,056	27,056	—	27,056	—

Financial liabilities:
Deposits	$12,561,523	$12,541,230	$—	$12,541,230	$—
Borrowings	1,496,279	1,482,403	—	1,482,403	—
Derivative liabilities	23,508	23,508	—	23,508	—

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
14.    Fair Value Measurements (continued)

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss)

    The following tables present the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain on debt securities available for sale:	$15,523	$(2,509)	$13,014	$9,622	$(3,192)	$6,430
Accretion of unrealized gain on debt securities reclassified as held to maturity	11	4	15	6	(2)	4
Reclassification adjustment for (loss) gain on debt securities available for sale included in net income	(40,849)	12,254	(28,595)	—	—	—
	(25,315)	9,749	(15,566)	9,628	(3,194)	6,434
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	2,412	(759)	1,653	(37)	11	(26)
	2,412	(759)	1,653	(37)	11	(26)

Employee benefit plans:
Amortization of prior service cost included in net income	(31)	9	(22)	(34)	9	(25)
Reclassification adjustment of actuarial net gain included in net income	—	—	—	23	(6)	17
Change in funded status of retirement obligations	41	322	363	(13)	(160)	(173)
	10	331	341	(24)	(157)	(181)
Total other comprehensive income (loss)	$(22,893)	$9,321	$(13,572)	$9,567	$(3,340)	$6,227

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

	For the Nine Months Ended September 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of other comprehensive income (loss):
Unrealized gain on debt securities available for sale:	$6,998	$(344)	$6,654	$31,395	$(9,251)	$22,144
Accretion of unrealized gain (loss) on debt securities reclassified as held to maturity	24	(1)	23	(1)	—	(1)
Reclassification adjustment for (loss) gain on debt securities available for sale included in net income	(40,849)	12,254	(28,595)	336	(93)	243
	(33,827)	11,909	(21,918)	31,730	(9,344)	22,386
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	6,490	(1,887)	4,603	(4,653)	1,296	(3,357)
	6,490	(1,887)	4,603	(4,653)	1,296	(3,357)

Employee benefit plans:
Amortization of prior service cost included in net income	(93)	28	(65)	(101)	28	(73)
Reclassification adjustment of actuarial net gain included in net income	1	—	1	69	(19)	50
Change in funded status of retirement obligations	10,381	(2,580)	7,801	3,682	(1,197)	2,485
	10,289	(2,552)	7,737	3,650	(1,188)	2,462
Total other comprehensive income (loss)	$(17,048)	$7,470	$(9,578)	$30,727	$(9,236)	$21,491

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)

    The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026				2025
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(63,159)	$1,041	$(9,860)	$(71,978)	$(67,571)	$(1,966)	$(25,567)	$(95,104)
Current period changes in other comprehensive income (loss)	(15,566)	1,653	341	(13,572)	6,434	(26)	(181)	6,227
Total other comprehensive income (loss)	$(78,725)	$2,694	$(9,519)	$(85,550)	$(61,137)	$(1,992)	$(25,748)	$(88,877)

	For the Nine Months Ended September 30,
	2026				2025
	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)	Unrealized (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Swaps	Employee Benefit Plans	Accumulated Other Comprehensive (Loss)
	(In thousands)

Balance at beginning of period	$(56,807)	$(1,909)	$(17,256)	$(75,972)	$(83,523)	$1,365	$(28,210)	$(110,368)
Current period changes in other comprehensive income (loss)	(21,918)	4,603	7,737	(9,578)	22,386	(3,357)	2,462	21,491
Total other comprehensive income (loss)	$(78,725)	$2,694	$(9,519)	$(85,550)	$(61,137)	$(1,992)	$(25,748)	$(88,877)

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
15.    Other Comprehensive Income (Loss) (continued)
The following tables reflect amounts reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Income and the affected line item in the statement where net income is presented for the three and nine months ended September 30, 2026 and 2025:

	Accumulated Other Comprehensive Income (Loss) Components
	For the Three Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2026	2025
	(In thousands)

Reclassification adjustment for (loss) gain on debt securities available for sale included in net income	$(40,849)	$—	Gain on securities transactions
Reclassification adjustment of actuarial net gain included in net income	—	23	Other non-interest expense
Total before tax	(40,849)	23
Income tax expense	12,254	(6)
Net of tax	$(28,595)	$17

	Accumulated Other Comprehensive Income (Loss) Components
	For the Nine Months Ended September 30,		Affected Line Items in the Consolidated Statements of Income
	2026	2025

Reclassification adjustment for (loss) gain on debt securities available for sale included in net income	$(40,849)	$336	Gain on securities transactions
Reclassification adjustment of actuarial net gain included in net income	1	69	Other non-interest expense
Total before tax	(40,848)	405
Income tax expense	12,254	(112)
Net of tax	$(28,594)	$293

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities

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

    Interest Rate Swaps. At September 30, 2026 and December 31, 2025, the Company had 98 and 92 interest rate swaps in place with commercial banking customers executed by offsetting interest rate swaps with third parties, with aggregated notional amounts of $400.5 million and $387.2 million, respectively. These derivatives are not designated as hedges and are not speculative. These interest rate swaps do not meet hedge accounting requirements.

    At September 30, 2026 and December 31, 2025, the Company had 30 and 33 interest rate swaps with notional amounts of $368.7 million and $393.7 million, respectively, hedging certain FHLB advances. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

At September 30, 2026 and December 31, 2025, the Company had no interest rate fair value swaps. The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR").

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
16.    Derivatives and Hedging Activities (continued)

Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For the three and nine months ended September 30, 2026, and the nine months ended September 30, 2025, there was no hedge ineffectiveness associated with these contracts. For the three months ended September 30, 2025, hedge ineffectiveness associated with these contracts totaled $1,000.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$9,107	Other Liabilities	$5,771
Interest rate products - non-designated hedges	Other Assets	17,949	Other Liabilities	17,737
Total derivative instruments		$27,056		$23,508

	December 31, 2025
	Asset Derivative		Liability Derivative
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
		(In thousands)
Derivatives:
Interest rate products - designated hedges	Other Assets	$276	Other Liabilities	$3,213
Interest rate products - non-designated hedges	Other Assets	10,249	Other Liabilities	10,290
Total derivative instruments		$10,525		$13,503

For the three months ended September 30, 2026 and 2025, net gains (losses) of $177,000 and $(1,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties. For the nine months ended September 30, 2026 and 2025, gains (losses) of $189,000 and $(198,000), respectively, were recorded for changes in fair value of interest rate swaps with third parties.

    At September 30, 2026 and December 31, 2025, accrued interest (payable) receivable was $(135,000) and $13,000, respectively.

    The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

    At September 30, 2026, the termination value of derivatives in a net asset position, which includes accrued interest, was $3.5 million. The Company normally has collateral posting thresholds with certain of its derivative counterparties, but as of September 30, 2026 had no required posted collateral against its obligations under these agreements.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
17.    Segment Reporting

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

18.    Revenue Recognition

The Company's revenue includes net interest income on financial instruments and non-interest (loss) income. Most of the Company's revenue is not within the scope of Accounting Standards Codification ASC Topic 606 which does not apply to revenue associated with financial instruments, including interest income on loans and securities, which comprise the majority of the Company's revenue. Revenue-generating activities that are within the scope of this guidance are components of non-interest (loss) income. These revenue streams can generally be classified as demand deposit account fees, title insurance fees, insurance agency income and other fees.

The following table presents non-interest (loss) income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Non-interest (loss) income
In-scope of Topic 606:
Demand deposit account fees	$3,027	$2,037	$7,164	$5,940
Title insurance fees	714	684	2,201	2,191
Insurance agency income	323	172	821	326
Other non-interest income	1,853	1,638	5,189	4,741
Total in-scope non-interest income	5,917	4,531	15,375	13,198
Total out-of-scope non-interest (loss) income	(19,825)	5,336	(11,706)	15,313
Total non-interest (loss) income	$(13,908)	$9,867	$3,669	$28,511

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
18.    Revenue Recognition (continued)

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

Out-of-scope non-interest (loss) income primarily consists of income from bank-owned life insurance, loan prepayment and servicing fees, net fees on loan level swaps, gains and losses on the sale of loans, securities and real estate owned, bargain purchase gain, credit card interchange income and changes in the fair value of equity securities. None of these revenue streams are subject to the requirements of ASC Topic 606.

19.    Subsequent Events

    The Company has evaluated events subsequent to September 30, 2026 and through the financial statement issuance date of November 9, 2026, and has concluded that, except as noted below, no material events occurred that would require disclosure.

Declaration of Quarterly Cash Dividend

On October 29, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share to be paid on November 25, 2026, to stockholders of record as of November 10, 2026.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total assets increased $6.5 billion, or 59.4%, to $17.6 billion at September 30, 2026 from $11.0 billion at December 31, 2025. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $118.0 million, debt securities available for sale of $1.7 billion, debt securities held to maturity of $516.0 million, loans held-for-sale of $211.4 million, loans receivable, net, of $3.4 billion, bank-owned life insurance of $191.8 million and other assets of $157.6 million, mainly due to assets acquired in the Northfield merger.

Cash and cash equivalents increased $118.0 million, or 34.6%, to $458.8 million at September 30, 2026 from $340.8 million at December 31, 2025. The increase was primarily attributable to proceeds raised through the offering and cash and cash equivalents of $76.0 million acquired in the Northfield acquisition.

Debt securities available for sale increased $1.7 billion, or 151.0%, to $2.8 billion at September 30, 2026 from $1.1 billion at December 31, 2025. The increase was primarily attributable to $1.2 billion of securities acquired in the Northfield acquisition, and purchases of $1.7 billion of securities, consisting primarily of U.S. government obligations and mortgage-backed securities which were purchased with proceeds from the second-step conversion offering. These increases were partially offset by sales of securities with an amortized cost of $643.3 million which were acquired in the Northfield acquisition and the sale of an additional $213.9 million of seasoned securities sold as part of a balance sheet repositioning transaction, which resulted in a realized loss of $40.8 million for the quarter ended September 30, 2026. The Company sold predominantly fixed rate, low-yielding debt securities and used the proceeds to repay high costing borrowings acquired from Northfield and purchase higher-yielding debt securities to improve net

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest rate margin in the future. The increase in debt securities available for sale also included a decrease of $33.9 million in the unrealized loss on securities available for sale.

Debt securities held to maturity increased $516.0 million, or 130.2%, to $912.2 million at September 30, 2026 from $396.2 million at December 31, 2025. The increase was attributable to purchases of securities of $542.8 million, consisting primarily of U.S. government obligations and mortgage-backed securities, partially offset by maturities on securities of $14.9 million, and repayments on securities of $13.1 million.

Loans held-for-sale increased to $211.4 million, at September 30, 2026 from zero at December 31, 2025. A portion of the loans held-for-sale acquired in the Northfield acquisition along with $9.1 million of residential real estate loans originated by Columbia Bank were transferred to loans held-for-sale at fair value and were subsequently sold in October 2026.

Loans receivable, net, increased $3.4 billion, or 41.9%, to $11.7 billion at September 30, 2026 from $8.2 billion at December 31, 2025, primarily due to $3.5 billion of loans acquired in the Northfield acquisition excluding loans held-for sale. One-to-four family real estate loans, multifamily loans, commercial real estate loans, construction loans, commercial business loans and home equity loans and advances increased $84.0 million, $2.0 billion, $774.9 million, $33.1 million, $253.3 million, and $193.8 million, respectively. The allowance for credit losses for loans increased $51.4 million to $118.6 million at September 30, 2026 from $67.2 million at December 31, 2025, primarily due to the Northfield acquisition and organic loan growth during the nine months ended September 30, 2026. As part of the merger with Northfield, the Company acquired $3.5 billion in loans, net of purchase accounting adjustments related to interest rates. The allowance for credit losses increased due to the day 1 Northfield CECL adjustment of $47.1 million recorded as part of the Northfield acquisition.

Bank-owned life insurance increased $191.8 million, or 67.7%, to $474.9 million at September 30, 2026 from $283.1 million at December 31, 2025, as the Company acquired $187.1 million in bank-owned life insurance policies in the Northfield acquisition, and $8.7 million of income was recognized from bank-owned life insurance for the nine months ended September 30, 2026.

Other assets increased $157.6 million, or 47.0%, to $493.3 million at September 30, 2026 from $335.7 million at December 31, 2025 primarily due to $137.9 million in other assets acquired as part of the Northfield acquisition, an increase in net pension assets of $27.0 million, and an increase of $16.6 million in swap contracts.

Total liabilities increased $4.5 billion, or 46.0%, to $14.4 billion at September 30, 2026 from $9.9 billion at December 31, 2025. The increase was primarily attributable to an increase in total deposits of $4.1 billion, primarily due to the addition of Northfield deposits, an increase in borrowings of $312.8 million, and an increase in accrued expenses and other liabilities of $85.9 million. The increase in total deposits consisted of increases in non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, savings and club accounts, and certificates of deposits of $810.1 million, $1.4 billion, $254.3 million, $767.6 million and $868.5 million respectively. The increase in each category of deposits largely reflected the impact of deposits acquired from Northfield while also reflecting an increase related to the impact of continuing business development and competitive pricing strategies. The increase in accrued expenses and other liabilities included $76.9 million acquired from Northfield, which primarily consisted of lease liabilities, accrued expenses and benefit plan related liabilities, and an increase in collateral pledged for interest rate swaps. The $312.8 million increase in borrowings was driven by borrowings acquired from Northfield which included a net increase in short-term borrowings of $175.0 million, coupled with new long-term borrowings of $161.8 million, and long-term subordinated debentures assumed from Northfield totaling $62.0 million, partially offset by repayments of $82.0 million in maturing long-term borrowings. Included in these borrowings were $646.4 million assumed in the Northfield acquisition, of which $195.6 million were subsequently prepaid, resulting in a $196,000 loss on extinguishment of debt.

Total stockholders’ equity increased $2.0 billion, or 172.8%, with a balance of $3.2 billion at September 30, 2026 from $1.2 billion and December 31, 2025. The increase in stockholders' equity reflected $1.6 billion in capital stock issued in the Company's second-step conversion coupled with $406.2 million in capital stock issued in conjunction with the acquisition of Northfield. The increase also included net income of $32.8 million, partially offset by dividends declared and paid of $12.9 million.

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025

Net income of $5.2 million was recorded for the quarter ended September 30, 2026, a decrease of $9.6 million compared to net income of $14.9 million for the quarter ended September 30, 2025. The decrease in net income was primarily attributable to a $23.8 million decrease in non-interest income and a $52.4 million increase in non-interest expense, partially offset by a $57.0 million increase in net interest income, a $512,000 decrease in provision for credit losses and a $9.1 million decrease in income tax expense. Net income for the quarter ended September 30, 2026 included a bargain purchase gain of $25.7 million related to the Northfield

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
merger, partially offset by loss on the sale of securities of $40.8 million, loss on the sale of loans of $7.6 million, merger-related expenses of $30.6 million, severance expense of $1.5 million, and a loss on extinguishment of debt $196,000, which decreased net income by $35.4 million, net of tax.

Net interest income was $114.4 million for the quarter ended September 30, 2026, an increase of $57.0 million, or 99.3%, from $57.4 million for the quarter ended September 30, 2025. The increase in net interest income was primarily attributable to a $72.2 million increase in interest income partially offset by a $15.2 million increase in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of total interest-earning assets coupled with an increase in average yields on loans, while the increase in interest expense was primarily due to an increase in the average balance of both deposits and borrowings. Accretion of loan yield adjustments for the quarter ended September 30, 2026 totaled $6.8 million. Prepayment penalties, which are included in interest income on loans, totaled $771,000 for the quarter ended September 30, 2026, compared to $767,000 for the quarter ended September 30, 2025.

The average yield on loans for the quarter ended September 30, 2026 increased 33 basis points to 5.37%, as compared to 5.04% for the quarter ended September 30, 2025. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the quarter ended September 30, 2026 increased 55 basis points to 3.96%, as compared to 3.41% for the quarter ended September 30, 2025. The average yield on other interest-earning assets for the quarter ended September 30, 2026 decreased 137 basis points to 3.87%, as compared to 5.24% for the quarter ended September 30, 2025, mainly due to an increase in the average balance of other interest-earning assets invested in lower earning interest-bearing cash accounts, coupled with a 91 basis point decrease in the dividend rate received on Federal Home Loan Bank stock.

Total interest expense was $78.3 million for the quarter ended September 30, 2026, an increase of $15.2 million, or 24.2%, from $63.0 million for the quarter ended September 30, 2025. The increase in interest expense was primarily attributable to increases in the average balance of interest-bearing deposits and borrowings partially offset by a 31 basis point decrease in the average cost of interest-bearing deposits coupled with a 17 basis point decrease in the average cost of borrowings. Interest expense on deposits increased $13.3 million, or 26.8%, primarily due to the increase in the average balances as a result of the Northfield acquisition during the quarter ended September 30, 2026. Interest expense on borrowings increased $2.0 million, or 14.7%, for the quarter ended September 30, 2026 as compared to the quarter ended September 30, 2025 due to an increase in the average balance of borrowings, partially offset by a decrease in the average cost of borrowings.

The Company's net interest margin for the quarter ended September 30, 2026 increased 67 basis points to 2.96% when compared to 2.29%, for the quarter ended September 30, 2025, mostly due to a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 18 basis point to 4.99% for the quarter ended September 30, 2026 as compared to 4.81% for the quarter ended September 30, 2025. The average cost of interest-bearing liabilities decreased 33 basis points to 2.81% for the quarter ended September 30, 2026 as compared to 3.14% for the quarter ended September 30, 2025.

The provision for credit losses on loans for the quarter ended September 30, 2026 was $1.8 million, a decrease of $512,000, or 21.8%, from $2.3 million for the quarter ended September 30, 2025. The decrease in the provision for credit losses was primarily attributable to lower net charge-offs, partially offset by an increase in loan balances.

Non-interest (loss) income was $(13.9) million for the quarter ended September 30, 2026, a decrease of $23.8 million, or 241.0%, from $9.9 million for the quarter ended September 30, 2025, mainly due to a $40.8 million increase in the loss on securities transactions coupled with a $7.6 million loss on transfer of loans to held-for-sale as previously discussed. These decreases were partially offset by a bargain purchase gain of $25.7 million, net of tax, resulting from the Northfield acquisition.

Non-interest expense was $97.5 million for the quarter ended September 30, 2026, an increase of $52.4 million, or 116.3%, from $45.1 million for the quarter ended September 30, 2025. The increase was primarily attributable to an increase in compensation and employee benefits expense of $14.2 million, an increase in occupancy expense of $2.6 million, an increase in merger-related expenses of $30.6 million, and an increase in amortization of intangible assets of $2.9 million due to the Northfield acquisition. The increase in compensation and employee benefits expense was due to an increase in the number of employees and related employee benefits due to the Northfield acquisition and annual merit increases. The increase in occupancy expense was due to the costs related to the Northfield acquisition.

An income tax benefit of $4.1 million was recorded for the quarter ended September 30, 2026, a decrease of $9.1 million, as compared to income tax expense of $5.0 million for the quarter ended September 30, 2025, mainly due to lower pre-tax income partially offset by non-deductible merger-related expenses.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025
Net income of $32.8 million was recorded for the nine months ended September 30, 2026, a decrease of $3.3 million, or 9.0%, compared to net income of $36.1 million for the nine months ended September 30, 2025. The decrease in net income was primarily attributable to a $24.8 million decrease in non-interest income, and a $60.6 million increase in non-interest expense partially offset by a $76.3 million increase in net interest income, a $645,000 decrease in provision for credit losses, and a $5.2 million decrease in income tax expense. Net income for the nine months ended September 30, 2026 included a bargain purchase gain of $25.7 million related to the Northfield merger, partially offset by loss on the sale of securities of $40.8 million, loss on the sale of loans of $7.6 million, merger-related expenses of $33.3 million, severance expense of $1.5 million, and a loss on extinguishment of debt $196,000, which decreased net income by $37.8 million, net of tax.

Net interest income was $237.7 million for the nine months ended September 30, 2026, an increase of $76.3 million, or 47.3%, from $161.4 million for the nine months ended September 30, 2025. The increase in net interest income was primarily attributable to a $84.7 million increase in interest income partially offset by a $8.4 million increase in interest expense on deposits and borrowings. The increase in interest income was primarily due to an increase in the average balance of loans coupled with an increase in the average yield on loans. Accretion of loan yield adjustments for the nine months ended September 30, 2026 totaled $6.8 million, mainly related to the Northfield acquisition. Prepayment penalties, which are included in interest income on loans, totaled $1.5 million for the nine months ended September 30, 2026, compared to $1.6 million for the nine months ended September 30, 2025.

The average yield on loans for the nine months ended September 30, 2026 increased 20 basis points to 5.16%, as compared to 4.96% for the nine months ended September 30, 2025. Interest income on loans increased due to an increase in both the average balance and yield on loans. The average yield on securities for the nine months ended September 30, 2026 increased 23 basis points to 3.70%, as compared to 3.47% for the nine months ended September 30, 2025. The average yield on other interest-earning assets for the nine months ended September 30, 2026 decreased 126 basis points to 4.13%, as compared to 5.39% for the nine months ended September 30, 2025, mainly due to an increase in the average balance of other interest-earning assets invested in lower earning interest-bearing cash accounts, coupled with a lower dividend rate received on Federal Home Loan Bank stock.

Total interest expense was $196.1 million for the nine months ended September 30, 2026, an increase of $8.4 million, or 4.5%, from $187.7 million for the nine months ended September 30, 2025. The increase in interest expense was primarily attributable to an increase in the average balances of interest-bearing deposits and borrowings, partially offset by a 30 basis point decrease in the average cost of interest-bearing deposits coupled with a 27 basis point decrease in the average cost of borrowings mainly related to the Northfield acquisition. Interest expense on deposits increased $6.2 million, or 4.2%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to an increase in the average balance of deposits, while interest expense on borrowings increased $2.2 million, or 5.7%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to the increase in the average balance of borrowings.

The Company's net interest margin for the nine months ended September 30, 2026 increased 46 basis points to 2.66% when compared to 2.20% for the nine months ended September 30, 2025, due to an increase in the average yield on interest-earning assets coupled with a decrease in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets increased 10 basis points to 4.85% for the nine months ended September 30, 2026 as compared to 4.75% for the nine months ended September 30, 2025. The average cost of interest-bearing liabilities decreased 30 basis points to 2.87% for the nine months ended September 30, 2026 as compared to 3.17% for the nine months ended September 30, 2025.

The provision for credit losses for the nine months ended September 30, 2026 was $7.1 million, a decrease of $645,000, or 8.3% from $7.7 million for the nine months ended September 30, 2025. The decrease in the provision for credit losses was primarily attributable to a decrease in net charge-offs, which totaled $2.9 million for the nine months ended September 30, 2026 as compared to $5.2 million for the nine months ended September 30, 2025, partially offset by an increase in loan balances.

Non-interest income was $3.7 million for the nine months ended September 30, 2026, a decrease of $24.8 million, or 87.1%, from $28.5 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a $40.8 million increase in the loss on securities transactions, coupled with a $7.7 million increase in the loss on transfer of loans. These decreases were partially offset by a bargain purchase gain of $25.7 million, net of tax, resulting from the Northfield acquisition, a $2.7 million increase in bank-owned life insurance due to income from the acquisition of such policies in the Northfield acquisition, death benefit claims in the 2026 period, and income related to the transition and exchange into higher yielding bank-owned life insurance policies.

Non-interest expense was $194.4 million for the nine months ended September 30, 2026, an increase of $60.6 million, or 45.3%, from $133.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
compensation and employee benefits expense of $19.8 million, an increase in occupancy expense of $4.0 million, an increase in data processing and software expenses of $2.7 million and an increase in merger-related expenses of $33.3 million, partially offset by a decrease of $2.6 million in professional fees. The increase in compensation and employee benefits expense was due to an increase in the number of employees and related employee benefits due to the Northfield acquisition and annual merit increases. The increase in occupancy expense was due to the costs related to the Northfield branches acquired.

Income tax expense was $7.0 million for the nine months ended September 30, 2026, a decrease of $5.2 million, as compared to income tax expense of $12.3 million for the nine months ended September 30, 2025, mainly due to a decrease in pre-tax income partially offset by non-deductible merger-related expenses.

Asset Quality

The Company's non-performing loans at September 30, 2026, excluding purchased credit deteriorated ("PCD") loans, totaled $36.5 million, or 0.31% of total gross loans, as compared to $38.0 million, or 0.46% of total gross loans, at December 31, 2025. The $1.5 million decrease in non-performing loans was primarily attributable to a decrease in non-performing one-to-four family loans of $5.4 million. This decrease was mainly due to the transfer of $4.9 million of non-performing one-to-four family loans to loans held-for-sale in September 2026, that were sold in October 2026, a decrease in non-performing commercial business loans of $2.8 million, and a decrease in non-performing construction loans of $4.1 million. The decrease in non-performing construction loans was due to one loan of $5.9 million being transferred to other real estate owned in March 2026 and subsequently sold in September 2026. These decreases were partially offset by an increase of $11.6 million in commercial real estate loans, which included a $10.6 million loan on a six-story mixed use building, located in Philadelphia, Pennsylvania, which contains apartments and commercial/storage space designated as non-performing during the 2026 period. Non-performing assets as a percentage of total assets totaled 0.21% at September 30, 2026, as compared to 0.34% at December 31, 2025.

For the quarter ended September 30, 2026, net charge-offs totaled $1.5 million, as compared to net charge-offs of $1.2 million for the quarter ended September 30, 2025. For the nine months ended September 30, 2026, net charge-offs totaled $2.9 million, as compared to net charge-offs of $5.2 million for the nine months ended September 30, 2025. Charge-offs for the nine months ended September 30, 2025 included $3.2 million in charge-offs related to PCD equipment finance loans purchased in May 2025.
The Company's allowance for credit losses on loans was $118.6 million, or 1.02% of total gross loans, at September 30, 2026, compared to $67.2 million, or 0.82% of total gross loans, at December 31, 2025. The increase in the allowance for credit losses for loans was primarily due to the day 1 Northfield CECL adjustment of $47.1 million recorded as part of the Northfield acquisition.

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
▪Business combinations- fair value of acquired assets and liabilities
▪Valuation of retirement and post-retirement benefits

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

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years, and projections of future taxable income. These estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period enacted. Management believes, based on current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize federal deferred tax assets and the benefits from certain state temporary differences. No valuation allowance was deemed necessary at September 30, 2026 and December 31, 2025. Based upon projections of future taxable income and the ability to carryforward operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax assets.

Business combinations are generally accounted for under the acquisition method of accounting whereby assets acquired and liabilities assumed in business combinations are recorded at their estimated fair value as of the acquisition date. The determination of fair value may involve the use of internal or third-party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. The excess of the fair values over the cost of acquisition is recognized as a bargain purchase gain. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed can be found in Note 3 "Acquisition" within the notes to the consolidated financial statements.

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

    The table below sets forth, as of September 30, 2026, the net portfolio value, the estimated changes in the net portfolio value, and the net interest income that would result from the designated instantaneous parallel changes in market interest rates. This data is for Columbia Bank and its subsidiaries only and does not include any assets of Columbia Financial, Inc.

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Twelve Months Net Interest Income			Net Portfolio Value ("NPV")
Change in Interest Rates (Basis Points)	Amount	Dollar Change	Percent Change	Estimated NPV	Present Value Ratio	Percent Change
			(Dollars in thousands)
+300	$475,750	$(33,292)	(6.54)%	$2,933,239	18.99%	(17.76)%
+200	490,532	(18,510)	(3.64)	3,160,435	19.91	(11.39)
+100	501,083	(7,959)	(1.56)	3,375,943	20.69	(5.35)
Base	509,042	—	—	3,566,715	21.28	—
-100	515,250	6,208	1.22	3,716,563	21.61	4.20
-200	521,306	12,264	2.41	3,793,673	21.54	6.36
-300	528,226	19,184	3.77	3,809,555	21.14	6.81

    As of September 30, 2026, based on the scenarios above, net interest income would decrease by approximately 3.64% if rates were to rise 200 basis points, and would increase by 2.41% if rates were to decrease 200 basis points over a one-year time horizon.

    Another measure of interest rate sensitivity is to model changes in net portfolio value through the use of immediate and sustained interest rate shocks. As of September 30, 2026, based on the scenarios above, in the event of an immediate and sustained 200 basis point increase in interest rates, the NPV is projected to decrease 11.39%. If rates were to decrease 200 basis points, the model forecasts a 6.36% increase in the NPV.

    Overall, our September 30, 2026 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk in all scenarios and that all interest rate risk results continue to be within our policy guidelines.

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
We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth or financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds and dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and through the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our securities portfolio. The potential liquidity from these sources is an amount we believe currently exceeds any contingent liquidity need. As of September 30, 2026 and

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2025, the Company had immediate access to approximately $4.3 billion and $3.1 billion, respectively, of funding from these sources, with additional unpledged loan collateral of approximately $4.4 billion and $3.0 billion, respectively.
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
Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. As of September 30, 2026 and December 31, 2025, each of the Company and Columbia Bank exceeded all capital adequacy requirements to which it is subject.

    The following tables present the Company's and Columbia Bank's actual capital amounts and ratios at September 30, 2026 and December 31, 2025 compared to the Federal Reserve Bank minimum capital adequacy requirements and the Federal Reserve Bank requirements for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company	(In thousands, except ratio data)
At September 30, 2026:
Total capital (to risk-weighted assets)	$3,203,008	25.75%	$995,064	8.00%	$1,306,022	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	3,021,694	24.29	746,298	6.00	1,057,256	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	3,014,477	24.24	559,724	4.50	870,681	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	3,021,694	18.39	657,342	4.00	657,342	4.00	N/A	N/A

At December 31, 2025:
Total capital (to risk-weighted assets)	$1,196,057	14.92%	$641,506	8.00%	$841,976	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,125,002	14.03	481,129	6.00	681,600	8.50	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	1,117,785	13.94	360,847	4.50	561,317	7.00	N/A	N/A
Tier 1 capital (to adjusted total assets)	1,125,002	10.27	438,061	4.00	438,061	4.00	N/A	N/A

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Actual		Minimum Capital Adequacy Requirements		Minimum Capital Adequacy Requirements with Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Columbia Bank	(In thousands, except ratio data)
At September 30, 2026:
Total capital (to risk-weighted assets)	$2,457,139	19.77%	$994,199	8.00%	$1,304,887	10.50%	$1,242,749	10.00%
Tier 1 capital (to risk-weighted assets)	2,337,826	18.81	745,650	6.00	1,056,337	8.50	994,199	8.00
Common equity tier 1 capital (to risk-weighted assets)	2,337,826	18.81	559,237	4.50	869,924	7.00	807,787	6.50
Tier 1 capital (to adjusted total assets)	2,337,826	14.23	657,062	4.00	657,062	4.00	821,327	5.00

At December 31, 2025:
Total capital (to risk-weighted assets)	$1,129,574	14.09%	$641,534	8.00%	$842,014	10.50%	$801,918	10.00%
Tier 1 capital (to risk-weighted assets)	1,058,519	13.20	481,151	6.00	681,630	8.50	641,534	8.00
Common equity tier 1 capital (to risk-weighted assets)	1,058,519	13.20	360,863	4.50	561,342	7.00	521,247	6.50
Tier 1 capital (to adjusted total assets)	1,058,519	9.67	438,029	4.00	438,029	4.00	547,536	5.00

COLUMBIA FINANCIAL, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

    During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.     Risk Factors

    For information regarding the Company’s risk factors, refer to the Risk Factors previously disclosed under Item 1A of the Columbia Financial-Delaware's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 6, 2026. As of September 30, 2026, the risk factors of the Company have not materially changed from those disclosed in the Columbia Financial-Delaware's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    The following table reports information regarding repurchases of the Company's common stock, excluding excise tax during the quarter ended September 30, 2026:

Period	Total Number of Shares (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	—	$—	—	—
August 1 - 31, 2026	—	—	—	—
September 1 - 30, 2026	618	11.50	—	—
Total	618	$11.50	—

(1) On September 8, 2025, the Company announced that its Board of Directors authorized the Company's seventh stock repurchase program to acquire up to 1,800,000 shares, or approximately 1.7% of the Company's then issued and outstanding common stock. The plan was discontinued in conjunction with the closing of the Company's second step conversion and stock offering on July 20, 2026.

(2) During the three months ended September 30, 2026, 618 shares were repurchased pursuant to forfeitures related to the 2019 Equity Incentive Plan and not as part of a share repurchase program.

Item 3.     Defaults Upon Senior Securities

    Not Applicable.

Item 4.     Mine Safety Disclosures

    Not Applicable.

Item 5.     Other Information

    During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.     Exhibits

    The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Index

3.1	Articles of Incorporation of Columbia Financial, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-294103), as amended, initially filed by Columbia Financial, Inc., a Maryland corporation, on March 6, 2026.)

3.2	Bylaws of Columbia Financial, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-294103), as amended, initially filed by Columbia Financial, Inc., a Maryland corporation, on March 6, 2026.)

10.1	Amended and Restated Employment Agreement between Columbia Financial, Inc., Columbia Bank and Steven M. Klein *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

101. INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*	Management contractor compensatory plan, contractor arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Financial, Inc.

Date:	November 9, 2026	/s/Thomas J. Kemly
Thomas J. Kemly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2026	/s/Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)